Form 10-Q
period 2008-03-31
Tiger Acquisitions, Inc.
filed 2008-08-14
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53213

TIGER ACQUISITIONS, INC

 (Exact name of registrant as specified in its charter)

Nevada	26-1188540
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

4807 S. Zang Way Morrison, Co 80465
(Address of principal executive offices)
303-979-2404
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [ X ] Yes   [ ] No

As of March 31, 2008 the Issuer had 4,285,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Tiger Acquisitions, Inc., (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended December 31, 2007, as included in the Company's registration statement on Form 10.

TIGER ACQUISITIONS, INC

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements Of Stockholders' Equity	5

Statements of Cash Flows (Unaudited)	6-7

Notes to Unaudited Financial Statements	8-11

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

		Mar. 31, 2008
	Dec. 31, 2007	(Unaudited)
ASSETS

Current assets
Cash	$ 19,480	$ 16,772
Total current assets	19,480	16,772

Total Assets	$ 19,480	$ 16,772

LIABILITIES &
STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Preferred stock, $.001 par value;
20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
150,000,000 shares authorized;
3,000,000 shares (2007) and
4,285,000 shares (2008) issued and outstanding	3,000	4,285
Additional paid in capital	18,282	17,704
Deficit accumulated during the dev. stage	(1,802)	(5,217)

Total Stockholders' Equity	19,480	16,772

Total Liabilities and Stockholders' Equity	$ 19,480	$ 16,772

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
	Period From		Sept. 13, 2007
	Sept. 13, 2007	Three Months	(Inception)
	(Inception)	Ended	Through
	Through	Mar. 31, 2008	Mar. 31, 2008
	Dec. 31, 2007	(Unaudited)	(Unaudited)

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	1,802	3,468	5,270
	1,802	3,468	5,270

Gain (loss) from operations	(1,802)	(3,468)	(5,270)

Other income (expense):
Interest income	-	53	53

Income (loss) before
provision for income taxes	(1,802)	(3,415)	(5,217)

Provision for income tax	-	-	-

Net income (loss)	$ (1,802)	$ (3,415)	$ (5,217)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	2,142,857	3,214,167

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The
		Amount	Paid In	Development	Stockholders'
	Shares	($.001 Par)	Capital	Stage	Equity

Balances at Sept. 13, 2007 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory option issuances			282		282

Sales of common stock	3,000,000	3,000	18,000		21,000

Net income (loss) for the period				(1,802)	(1,802)

Balances at December 31, 2007	3,000,000	$ 3,000	$ 18,282	$ (1,802)	$ 19,480

Option exercise	1,285,000	1,285	(578)		707

Net income (loss) for the period				(3,415)	(3,415)

Balances at Mar. 31, 2008 - Unaudited	4,285,000	$ 4,285	$ 17,704	$ (5,217)	$ 16,772

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
	Period From		Sept. 13, 2007
	Sept. 13, 2007	Three Months	(Inception)
	(Inception)	Ended	Through
	Through	Mar. 31, 2008	Mar. 31, 2008
	Dec. 31, 2007	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$ (1,802)	$ (3,415)	$ (5,217)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances	282		282
Net cash provided by (used for)
operating activities	(1,520)	(3,415)	(4,935)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Option exercises		707	707
Sales of common stock	21,000		21,000
Net cash provided by (used for)
financing activities	21,000	707	21,707

Net Increase (Decrease) In Cash	19,480	(2,708)	16,772

Cash At The Beginning Of The Period	-	19,480	-

Cash At The End Of The Period	$ 19,480	$ 16,772	$ 16,772

(continued on next page)

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

Period From
	Period From		Sept. 13, 2007
	Sept. 13, 2007	Three Months	(Inception)
	(Inception)	Ended	Through
	Through	Mar. 31, 2008	Mar. 31, 2008
	Dec. 31, 2007	(Unaudited)	(Unaudited)

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and March 31, 2008 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Tiger Acquisitions, Inc. (the “Company”), was incorporated in the State of Colorado on September 13, 2007. The Company was formed to explore merger and acquisitions opportunities with other companies. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

TIGER ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and March 31, 2008 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the price to the client is fixed or determinable, and collectibility is reasonably assured.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At December 31, 2007, the Company had approximately $2,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $400 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2007 was approximately $400.

TIGER ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and March 31, 2008 (Unaudited)

NOTE 3.  STOCKHOLDERS' EQUITY

Common stock

The Company at December 31, 2007 and March 31, 2008 had 150,000,000 shares of authorized common stock, $.001 par value, with 3,000,000 and 4,285,000 common shares issued and outstanding at each date respectively.

Preferred stock

The Company at December 31, 2007 and March 31, 2008 had 20,000,000 shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

Stock options

At December 31, 2007 and March 31, 2008 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(r), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At September 13, 2007 (inception), the Company had no non-employee stock options outstanding. During 2007 the Company issued 1,285,000 common stock purchase options, exercisable upon issuance through December 2008 at $.00055 per share. The fair value of these issuances were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.9%, dividend yield of 0%, expected life of 1.3 years, and 87% volatility. The Company incurred and recorded compensation expense under these options of $282 in 2007. During 2007 no options were exercised, and no options expired, leaving a 2007 year end outstanding balance of 1,285,000 non-employee stock options. During the three months ended March 31, 2008, 1,285,000 options were exercised leaving no non-employee stock options outstanding at March 31, 2008.

Employee stock options

The Company accounts for employee stock options under SFAS 123(r). Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at December 31, 2007 or March 31, 2008.

TIGER ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and March 31, 2008 (Unaudited)

NOTE 4.  GOING CONCERN

The Company has suffered a loss from operations and has limited operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through marketing efforts to consummate merger and acquisition transactions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Liquidity and Capital Resources

As of March 31, 2008, the Company remains in the development stage.  For the period ended March 31, 2008, the Company’s balance sheet reflects total assets of $19,480, and no liabilities.

Results of Operations

During the period from September 13, 2007 (inception) through March 31, 2008, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended March 31, 2008. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2008, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company anticipates that it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2008 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either rely on its major shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY AVIATION CORPORATION

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer, Chief Financial Officer, Director

Date:  August 14, 2008