Form 10-Q
period 2008-09-30
Tiger Acquisitions, Inc.
filed 2008-11-13
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

          [ X ] Yes   [ ] No

As of September 30, 2008 the Issuer had 4,285,000 shares of common stock issued and outstanding.

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

PERIOD ENDED SEPTEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Cash Flows (Unaudited)	5-6

Notes to Unaudited Financial Statements	7-8

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2008
	Dec. 31, 2007	(Unaudited)
ASSETS

Current assets
Cash	$ 19,480	$ 13,702
Total current assets	19,480	13,702

Total Assets	$ 19,480	$ 13,702

LIABILITIES &
STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Preferred stock, $.001 par value;
20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
150,000,000 shares authorized;
3,000,000 shares (2007) and
4,285,000 shares (2008) issued and outstanding	3,000	4,285
Additional paid in capital	18,282	17,704
Deficit accumulated during the dev. stage	(1,802)	(8,287)

Total Stockholders' Equity	19,480	13,702

Total Liabilities and Stockholders' Equity	$ 19,480	$ 13,702

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Sept. 13, 2007
	Three Months	Nine Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2008	Sept. 30, 2008	Sept. 30, 2008

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	1,693	6,562	8,364
	1,693	6,562	8,364

Gain (loss) from operations	(1,693)	(6,562)	(8,364)

Other income (expense):
Interest income	10	77	77

Income (loss) before
provision for income taxes	(1,683)	(6,485)	(8,287)

Provision for income tax	-	-	-

Net income (loss)	$ (1,683)	$ (6,485)	$ (8,287)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	4,285,000	3,928,056

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		Sept. 13, 2007
	Nine Months	(Inception)
	Ended	Through
	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$ (6,485)	$ (8,287)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		282
Net cash provided by (used for)
operating activities	(6,485)	(8,005)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Option exercises	707	707
Sales of common stock		21,000
Net cash provided by (used for)
financing activities	707	21,707

Net Increase (Decrease) In Cash	(5,778)	13,702

Cash At The Beginning Of The Period	19,480	-

Cash At The End Of The Period	$ 13,702	$ 13,702

Continued on next page

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

Period From
Sept. 13, 2007
	Nine Months	(Inception)
	Ended	Through
	Sept. 30, 2008	Sept. 30, 2008

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Liquidity and Capital Resources

As of September 30, 2008, the Company remains in the development stage.  For the period ended September 30, 2008, the Company’s balance sheet reflects total assets of $13,702, and no liabilities.

Results of Operations

During the period from September 13, 2007 (inception) through September 30, 2008, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended September 30, 2008. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 13, 2008