Form 10-K
period 2008-12-31
SINOCOM PHARMACEUTICAL, INC.
filed 2009-03-19
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

SINOCOM PHARMACEUTICAL, INC

(Name of small business in its charter)

Nevada	000-53213	26-1188540
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Room 3, 21/F, Far East Consortium Building 121 Des Voeux Road Central, Hong Kong
(Address of principal executive offices)
Registrant’s telephone number, including area code: (011) 852-2159-7863

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of December 31, 2008, the Company had 3,000,000 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

General

Business Development

Sinocom Pharmaceutical, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on September 13, 2007.  The Company was originally incorporated as Tiger Acquisitions, Inc., and changed its name to Sinocom Pharmaceutical, Inc., on February 26, 2009.   Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through acquisition or merger with an existing operating company, and as of December 31, 2008, the Company has not entered into a letter of intent concerning any target business.

Business of Issuer

Based on its proposed business activities, as of December 31, 2008, the Company was a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), as of December 31, 2008, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash), and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

As of December 31, 2008, the Company had not entered into any definitive agreement with any party and retained unrestricted flexibility in seeking, analyzing and participating in potential business opportunities based on consideration of the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the

Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Form of Acquisition

The manner in which the Company participates in a business opportunity or completes an acquisition will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.  However, it is likely that the Company will acquire its participation in a business opportunity or complete an acquisition through the issuance of common stock or other securities of the Company.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following its participation in a business opportunity or completion of an acquisition.  As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Subsequent Event

In accordance with the business plan described above, as reported in a Current Report on Form 8K dated February 20, 2009, and filed with the SEC on the same date, as of February 20, 2009,  which was subsequent to the end of the fiscal year for which this report on Form 10-K is being filed, the Company completed a business acquisition transaction in the form of a share exchange.  The share exchange transaction was completed pursuant to the terms of a Share Exchange Agreement (the “Exchange Agreement”) dated January 20, 2009, entered into by the Company with Rolling Rhine Holdings, Ltd., (“Rolling Rhine”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholders of Rolling Rhine (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders transferred all of the issued and outstanding shares of common stock in Rolling Rhine to the Company in exchange for the issuance of an aggregate of 67,131,660 shares of the Company’s common stock to the Shareholders, thereby causing Rolling Rhine and its wholly-owned subsidiaries, China Zhongxi Yao Group Limited, (“China Zhongxi”), a company incorporated under the laws of Hong Kong, and Anqing Zhongxi Yao, Ltd. (“Anqing Zhongxi”), a corporation incorporated under the laws of the People’s Republic of China (“PRC”) to become wholly-owned subsidiaries of the Company (the “Share Exchange”).

The Chart below depicts the corporate structure of the Registrant following completion of the Share Exchange. The Company owns 100% of the capital stock of Rolling Rhine and has no other direct subsidiaries.  Rolling Rhine owns 100% of the capital stock of China Zhongxi and has no other direct subsidiaries. China Zhongxi owns 100% of the capital stock of Anqing Zhongxi and has no other subsidiaries.

Sinocom Pharmaceutical, Inc. A Nevada Corporation

↓ 100%

Rolling Rhine Holdings, Ltd. A British Virgin Islands Corporation

↓ 100%

China Zhongxi Yao Group Limited A Hong Kong Corporation

↓ 100%

Anqing Zhongxi Yao, Ltd, A PRC Corporation

As a result of the Share Exchange, the Company has business operations which are conducted through its wholly-owned subsidiary, Anqing Zhongxi, and as a result it is no longer considered to be either a “blank check” company or a “shell company.”

Anqing Zhongxi is located at Anqing City, Anhui Province, in southeast of PRC and is a leading PRC pharmaceutical company which grows and sells natural herbs and which sells a wide variety of third party TCM (Traditional Chinese Medicine) formulated products and western medicines. The pharmaceutical products, which include both over-the-counter and prescription products, are sold in direct channels to hospitals, medical clinics and drug stores, as well as in indirect channels to other distributors. The herbs are sold in unprocessed form and are sold to customers in bulk.  None of the sales of pharmaceutical products or herbs are made directly to retail customers.

Additional information regarding the current operations of the Company, which were commenced subsequent to end of the fiscal year for which this report on Form 10K is being filed,  are contained in the Company’s report on Form 8K filed with the Securities and Exchange Commission on February 20, 2009.

Reports to security holders

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 2.

PROPERTIES.

As of December 31, 2008, the Company neither rents nor owns any properties.  As of December 31, 2008, the Company has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS.

As of December 31, 2008, the Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No public trading market exits for the Company’s securities.  As of December 31, 2008, the Company’s securities are held of record by a total of approximately 38 persons.  No dividends have been paid to date and the Company’s Board of Directors does not anticipate paying dividends in the foreseeable future.  There have been no previously unreported sales of unregistered securities.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not. Applicable.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of the end of its fiscal year on December 31, 2008, the Company had not completed a business acquisition transaction or entered into any agreements related to completion of such a transaction.  Accordingly, for the fiscal year commencing January 1, 2009, the Company’s principal business objective continued to be an intention to achieve long-term growth potential through a combination with an operating business.

As of December 31, 2008, the Company was not engaged in any business activities that provide cash flow. Accordingly, any costs incurred in conjunction with investigating, analyzing and completing a business acquisition transaction will be required to be paid from available working capital.

During the next 12 months we anticipate incurring costs related to:

(1)

filing of Exchange Act reports, and

(2)

costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of currently available funds, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Subsequent Event

In accordance with the business plan described above, as reported in a Current Report on Form 8K dated February 20, 2009, and filed with the Securities and Exchange Commission on the same date, as of February 20, 2009, which was subsequent to the end of the fiscal year for which this report on Form 10-K is being filed, the Company completed a business acquisition transaction in the form of a share exchange transaction.

In the share exchange transaction, the Company issued 67,131,660 shares in exchange for all of the issued and outstanding stock of Rolling Rhine Holdings, Ltd., (“Rolling Rhine”), a corporation incorporated under the laws of the British Virgin Islands, thereby causing Rolling Rhine and its wholly-owned subsidiaries, China Zhongxi Yao Group Limited, (“China Zhongxi”), a company incorporated under the laws of Hong Kong, and

Anqing Zhongxi Yao, Ltd. (“Anqing Zhongxi”), a corporation incorporated under the laws of the People’s Republic of China (“PRC”) to become wholly-owned subsidiaries of the Company (the “Share Exchange”).

This share exchange transaction with Rolling Rhine is being accounted for as a “reverse merger” with Rolling Rhine deemed to be the accounting acquirer and the Company as the legal acquirer.  Consequently, as a result of completion of the share exchange transaction, the assets and liabilities and the historical operations that will be reflected in the Company’s financial statements for periods prior to the share exchange will be those of Rolling Rhine’s operating subsidiary, Anqing Zhongxi, recorded at the historical cost basis of Anqing Zhongxi.  For periods following completion of the share exchange transaction, the Company’s consolidated financial statements will include the assets and liabilities of both the Company and Anqing Zhongxi, the historical operations of Anqing Zhongxi and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

Reference should be made to the Company’s Current Report on Form 8K for a discussion of the Results of Operation for Rolling Rhine and its consolidated subsidiaries for the fiscal year ended December 31, 2007 and for the nine month period ended September 30, 2008.  Such discussion is based on the financial statements of Rolling Rhine and its consolidated subsidiaries which were filed as exhibits to the 8K report, including audited financial statements of Rolling Rhine and its consolidated subsidiaries, as of December 31, 2007, and unaudited financial statements of Rolling Rhine and its consolidated subsidiaries as of and for the nine month period ended September 30, 2008 which .

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

TIGER ACQUISITIONS, INC

(A Development Stage Company)

NOW KNOWN AS

SINOCOM PHARMACEUTICAL, INC

Financial Statements

Period Ended December 31, 2008

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Tiger Acquisitions, Inc.

Morrison, Colorado

I have audited the accompanying balance sheets of Tiger Acquisitions, Inc. as of December 31, 2007 and 2008, and the related statements of operations, stockholders' equity and cash flows for the period from September 13, 2007 (inception) through December 31, 2007, the year ended December 31, 2008, and for the period from September 13, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tiger Acquisitions, Inc. as of December 31, 2007 and 2008, and the results of its operations and its cash flows for the period from September 13, 2007 (inception) through December 31, 2007, the year ended December 31, 2008, and for the period from September 13, 2007 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has suffered a loss from operations and has conducted only limited operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
February 25, 2009	RONALD R. CHADWICK, P.C.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2007	Dec. 31, 2008
ASSETS

Current assets
Cash	$ 19,480	$ 10,642
Total current assets	19,480	10,642

Total Assets	$ 19,480	$ 10,642

LIABILITIES &
STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Preferred stock, $.001 par value;
20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
150,000,000 shares authorized;
3,000,000 (2007) & 4,285,000 (2008)
shares issued and outstanding	3,000	4,285
Additional paid in capital	18,282	17,704
Deficit accumulated during the dev. stage	(1,802)	(11,347)

Total Stockholders' Equity	19,480	10,642

Total Liabilities and Stockholders' Equity	$ 19,480	$ 10,642

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Period From		Period From
	Sept. 13, 2007		Sept. 13, 2007
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	1,802	9,576	11,378
	1,802	9,576	11,378

Gain (loss) from operations	(1,802)	(9,576)	(11,378)

Other income (expense):
Interest income	-	31	31

Income (loss) before
provision for income taxes	(1,802)	(9,545)	(11,347)

Provision for income tax	-	-	-

Net income (loss)	$ (1,802)	$ (9,545)	$ (11,347)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	2,142,857	3,000,000

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.001 Par)	Capital	Stage	Equity

Balances at Sept. 13, 2007 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory option issuances			282		282

Sales of common stock	3,000,000	3,000	18,000		21,000

Net income (loss) for the period				(1,802)	(1,802)

Balances at December 31, 2007	3,000,000	$ 3,000	$ 18,282	$ (1,802)	$ 19,480

Option exercise	1,285,000	1,285	(578)		707

Net income (loss) for the year				(9,545)	(9,545)

Balances at December 31, 2008	4,285,000	$ 4,285	$ 17,704	$ (11,347)	$ 10,642

The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

	Period From Sept. 13, 2007 (Inception) Through Dec. 31, 2007	Year Ended Dec. 31, 2008	Period From Sept. 13, 2007 (Inception) Through Dec. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$ (1,802)	$ (9,545)	$ (11,347)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances	282	-	282
Net cash provided by (used for)
operating activities	(1,520)	(9,545)	(11,065)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	21,000	1,285	22285
Paid in capitol	-	(578)	(578)
Net cash provided by (used for)
financing activities	21,000	707	21707

Net Increase (Decrease) In Cash	19,480	(8,838)	10,642

Cash At The Beginning Of The Period	-	19,480	-

Cash At The End Of The Period	$ 19,480	$ 10,642	$ 10,642

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
The accompanying notes are an integral part of the financial statements.

TIGER ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Tiger Acquisitions, Inc. (the “Company”), was incorporated in the State of Nevada on September 13, 2007. The Company was formed to explore merger and acquisitions opportunities with other companies. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At December 31, 2007 and 2008, the Company had approximately $2,000 and $11,300 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $400 and $2,300 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2007 and 2008 was approximately $400 and $1,900.

NOTE 3.  STOCKHOLDERS' EQUITY

Common stock

The Company at December 31, 2007 and 2008 had 150,000,000 shares of authorized common stock, $.001 par value, with 3,000,000 and 4,285,000 common shares issued and outstanding.

Preferred stock

The Company at December 31, 2007 and 2008 had 20,000,000 shares of authorized preferred stock, to have such preferences as the Board of Directors may set from time to time, $.001 par value, with no shares issued and outstanding.

Stock options

At December 31, 2007 and 2008 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(r), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At September 13, 2007 (inception), the Company had no non-employee stock options outstanding. During 2007 the Company issued 1,285,000 common stock purchase options, exercisable upon issuance through December 2008 at $.00055 per share. The fair value of these issuances were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.9%, dividend yield of 0%, expected life of 1.3 years, and 87% volatility. The Company incurred and recorded compensation expense under these options of $282 in 2007. During 2007 no options were exercised, and no options expired, leaving a 2007 year end outstanding balance of 1,285,000 non-employee stock options. In 2008 the 1,285,000 options were exercised, leaving no options outstanding at December 31, 2008.

Employee stock options

The Company accounts for employee stock options under SFAS 123(r). Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at December 31, 2007 and 2008.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-B

ITEM 9A.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2008, the directors and executive officers serving the Company were as follows:

Name	Age	Positions held
Jay Lutsky	66	President, Chief Financial Officer, Secretary and Director

Biographical Information

Jay Lutsky, President, Chief Financial Officer, Secretary and Director –  Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm that is a sole proprietorship, while managing his personal investment portfolio.  In addition to serving as an officer and director of the Company, Mr. Lutsky also currently serves as President, CFO and Director of Dynasty Capital, Inc., a Colorado corporation, which is also a shell company.   He is listed in "Who's Who in Finance and Industry."  He earned a Bachelor of Science degree in 1967 from Kent State University.

Subsequent Event

In conjunction with completion of the share exchange transaction on February 20, 2009, Mr. Lutsky resigned as an officer of the Company and new officers were appointed as of that date.  In addition, one additional director was appointed to serve with Mr. Lutsky for a period of time while the Company completed the process of filing a Rule 14f-1 Information Statement and mailing it to all shareholders of record,  notifying them of other intended changes in the board of directors.  As of March 13, 2009, Mr. Lutsky resigned as a director of the Company and two additional new directors were appointed.

As of March 13, 2009, the directors and executive officers serving the Company are as shown in the following table.  Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified.

Name	Age	Position Held and Tenure
Chi Kwong WAN	48	Chairman
XueXiang AI	47	CEO and Director
Tuck Wing PANG	43	CFO and Director

Biographical Information

Mr. Chi Kwong Wan is the Chairman of the Board of Directors.  Mr. Wan has been affiliated with Anqing Zhongxi since 2003. From 2003 to 2005 he was a business advisor to the company, and in 2005, following a change in the law of the PRC to permit foreign ownership of pharmaceutical companies, he acquired all of the equity ownership of Anqing Zhongxi. From 1995 to 2003, he was the general manager of China C&C Holdings Limited and was responsible for the management of chemical material import and export activities in the PRC.  From 1993 to 1994, he worked with Hingsky Investment Co., Ltd as a manager and was responsible for the purchase and sales of chemical materials.

Mr. XueXiang Ai is the Chief Executive Officer and is a member of the Board of Directors. He joined Anqing Pharmaceutical in 2001 and has served as its the President and General Manager responsible for overall management and operations. From 2000 to 2001 he was a manager of Anqing Medical Co, Ltd., where he was responsible for marketing and sales.  From 1992 to 1998, he worked with Zhengxing Pharmaceutical Department of Anqing City Biochemistry Pharmaceutical as the manager in respect of marketing and sales activities.  From 1985 to 1991, Mr Ai worked with Shihua Xiangming Construction Material Co as a product purchaser.

Mr. Tuck Wing Pang is the Chief Financial Officer and is a member of the Board of Directors. Mr. Pang is responsible for corporate governance and corporate communications with external parties and regulatory bodies with regarding to the group’s financial matters.  Prior to joining the Company, Mr. Pang was the key finance personnel for several leading companies in Singapore like RGM Entertainment, Savi Technology Asia, and Asia Food & Properties.  From 2002 to 2004 he was President and Chief Financial Officer of WinEdge & Wireless Pte Ltd.  He is Fellow Certified Public Accountant of Singapore and a member of Mensa, Mr Pang graduated from the National University of Singapore, with a Masters in Business Administration (UK).

There is no arrangement or understanding between the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-

management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

In addition to serving as a director of the Company as of December 31, 2008,  Jay Lutsky also serves as an officer and director of Dynasty Capital, Inc., a Colorado corporation, and Table Mesa Acquisitions, Inc., a Nevada corporation, both of which are shell companies.

None of the new directors appointed following completion of the share exchange transaction currently serve  as directors of any other US public companies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based upon a review of all filings regarding the Company which have been filed with the Securities and Exchange Commission, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Jay Lutsky was not filed on a timely basis.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

The persons serving as officers and directors of the Company as of December 31, 2008, have not received cash remuneration or any other type of remuneration for services rendered in such capacity since inception.   In addition, such persons did not receive compensation, and there are no understandings or agreements pursuant to which such persons will receive compensation as a result of completion of the share exchange transaction with Rolling Rhine subsequent to the end of the fiscal year.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2008, the ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class

Common	Jay Lutsky (1) 4807 S. Zang Way Morrison, C0 80465	855,000 (2)	28.50%

Common	Donna Lutsky 4807 S. Zang Way Morrison, C0 80465	427,500	14.25%

Common	Ming C. Li 4354 South Queen Ct. Littleton, Co 89127	450,000	15.00%

Common	Lilian Fong 6915 East Brush Mountain Circle Highlands Ranch, Co 80130	728,750	24.29%

Common	Randy Sasaki 1175 Osage St., Suite 204 Denver, Co 80204	855,000	28.50%

Common	All Directors and Officers as a Group (1 in Number)	855,000	28.50%

(1)

Officer and Director of the Company

(2)  Includes 427,500 shares held directly and 427,500 held indirectly.  The 427,500 shares held indirectly are registered in the name of Donna Lutsky, who is the spouse of Jay Lutsky.  Mr. Lutsky disclaims ownership of the shares held by Donna Lutsky.

Subsequent Event

In the share exchange transaction with Rolling Rhine which was completed on February 20, 2009, subsequent to the end of the fiscal year for which this report on Form 10K is being filed, the Company issued a total of 67,131,660 shares. In addition, as a result of the share exchange transaction, there was a change in the officers and directors of the Company.  The following table sets forth, as of February 20, 2009, following completion of the share exchange transaction, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock, by each executive officer and director of the Registrant, and by all of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Mr. Chi Kwong WAN (1) Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	34,237,146	47.94%
Common	Eastern Wealthy International Invest Limited (2) Sea Meadow House, Blackburne Highway (P.O. Box 116), Road Town, Tortola, British Virgin Islands	8,055,799	11.28%

Common	Always Host International Development Limited (3) Sea Meadow House, Blackburne Highway (P.O. Box 116), Road Town, Tortola, British Virgin Islands	4,027,899	5.64%
Common	Siang Meng TAN Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	4,699,217	6.58%
Common	Wei Seng KONG Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	4,699,217	6.58%
Common	Choon Giok LOW Apt Blk 516, Jurong West Street 52 #03-79, Singapore, 640516	4,699,217	6.58%
Common	XueXiang AI (1) Block 1, Room 502, Zhuang Yuan Fu Street, Ying Jiang District, Anqing City, Anhui Province. PRC.	8,055,799 (4)	11.28%
Common	Tuck Wing PANG (1) 334 Kang Ching Road, #08-250 Singapore 610334	0	0
Common	All Directors and Executive Officers as a Group ( 3 in number)	42,292,945	59.22%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

Eastern Wealthy International Invest Limited is owned by XueXiang AI.  Accordingly, he may be deemed to be the beneficial owner of the shares held in the name of Eastern Wealthy International Invest Limited.

(3)

Always Host International Development Limited is owned by Mr. XiaoGao XU and Mr. XianQian XU

(4)

Includes 8,055,799 shares held in the name of Eastern Wealthy International Invest Limited, of which Mr. Ai may be deemed to be the beneficial owner.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of December 31, 2008, the Company maintains its corporate office in the office of its President, for which it pays no rent.  There are no outstanding agreements with management for administrative services to be rendered to the Company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that as of December 31, 2008, Jay Lutsky was not an independent director because he was also employed as an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Ronald R. Chadwick, P.C., for audit of the Company's financial statements for the fiscal year ended December 31, 2007 was $3,250.  The aggregate fees billed by Ronald R. Chadwick, P.C., for review of the Company’s financial statements included in its Form 10-Q reports during the fiscal year ended December 31, 2008, and for audit of the Company’s financial statements for the fiscal year ended December 31, 2008 was $4,750.

Audit Related Fees

(2)

Ronald R. Chadwick, P.C., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

(3)

Ronald R. Chadwick, P.C., did not bill the Company any amounts for tax compliance, advice and planning services during the fiscal years ended December 31, 2008 and 2007.

All Other Fees

 (4)

Ronald R. Chadwick, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committee=s Pre-approval Policies and Procedures

(5)

The Company does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal year ended December 31, 2008.

(b)

Exhibits.

 3.1

Certificate of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 1, 2008).

3.2

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 1, 2008).

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCOM PHARMACEUTICAL, INC.

By:  /S/ XueXiang Ai

XueXiang, Chief Executive Officer

Date: March 19, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ XueXiang Ai

XueXiang Ai, Chief Executive Officer and Director

Date: March 19, 2009

By:  /S/ Tuck Wing Pang

Tuck Wing Pang, Chief Financial Officer and Director

Date: March 19, 2009

By:  /S/ Chi Kwong Wan

Chi Kwong Wan, Chairman of the Board

Date: March 19, 2009