Form 10-Q
period 2009-03-31
SINOCOM PHARMACEUTICAL, INC.
filed 2009-05-14
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53213

SINOCOM PHARMACEUTICAL, INC

 (Exact name of registrant as specified in its charter)

Nevada	26-1188540
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Room 3, 21/F, Far East Consortium Building 121 Des Voeux Road Central, Hong Kong
(Address of principal executive offices)
011-852-2159-7863
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   - Not Applicable.

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

          [   ] Yes   [ X ] No

As of March 31, 2009 the Issuer had 71,416,660 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Sinocom Pharmaceutical, Inc. (the "Company" or the “Registrant), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements of Rolling Rhine Holdings, Ltd., a corporation organized under the laws of the British Virgin Islands, for the fiscal years ended December 31, 2008 and 2007, and notes thereto, included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 23, 2009, relating to the closing of a share exchange transaction between the Company and Rolling Rhine Holdings, Ltd., in which Rolling Rhine Holdings, Ltd., and its subsidiaries, China Zhongxi Yao Group Limited,  a Hong Kong corporation, and Anqing Zhongxi Yao, Ltd., a PRC corporation became wholly-owned subsidiaries of the Company, and the Company succeeded to the business operations  carried on by Anqing Zhongxi Yao, Ltd..

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 and DECEMBER 31, 2008
ASSETS	03/31/2009	12/31/2008
Current Assets
Cash and cash equivalents	$12,890,034	$5,302,591
Accounts receivable, net	14,243,917	11,912,091
Inventory	1,327,169	2,798,019
Prepaid expenses and other receivables	1,873,953	79,620
Total Current Assets	30,335,073	20,092,321

Property & equipment, net	668,019	691,630
Total Assets	$31,003,092	$20,783,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$12,147,313	$6,715,190
Income tax payable	1,590,712	1,240,345
Due to related parties	164,642	163,212
Other payables	73,384	72,643
Total Current Liabilities	13,976,051	8,191,390

Stockholders' Equity

Preferred stock, par value $.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001; 150,000,000 shares authorized; 71,416,660 and 71,416,660 shares issued and outstanding	71,417	71,417
Additional paid in capital	323,463	323,463
Statutory reserve	7,617,885	7,617,885
Other comprehensive income	4,900,650	4,884,220
Retained earnings	4,113,626	(304,424)
Total Stockholders' Equity	17,027,041	12,592,561
Total Liabilities and Stockholders' Equity	$31,003,092	$20,783,951

The accompanying notes are an integral part of these financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

	2009	2008

Sales, net	$19,669,619	$17,264,953

Cost of sales	12,939,180	12,201,198
Gross profit	6,730,439	5,063,755

General and administrative expenses	728,888	344,791
Income from operations	6,001,551	4,718,964

Other (Income) Expense
Interest (income)	(8,620)	(78,532)
Interest expense	-	35,516
Other expense	2,339	581
Total Other (Income) Expense	(6,281)	(42,435)
Income before income taxes	6,007,832	4,761,399

Provision for income taxes	1,589,782	1,190,350
Net income	$4,418,050	$3,571,049

Net income per common share
Basic and diluted	$.07	$.05

Weighted average common shares outstanding
Basic and diluted	71,416,660	70,774,160

Consolidated Statement of Comprehensive Income

Net income	$4,418,050	$3,571,049
Foreign currency translation adjustment	16,430	1,877,967
Comprehensive income	$4,434,480	$5,449,016

The accompanying notes are an integral part of these financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,418,050	$3,571,049
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	23,611	20,143

(Increase) / decrease in assets:
Accounts receivables	(2,316,526)	2,037,200
Inventory	1,473,263	974,181
Prepaid expense	(1,793,221)	375
Other receivable and advances	(25)	8,365
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,994,031	(555,395)
Other payables	1,892	4,312
Income taxes payable	348,711	(1,260,383)
Total Adjustments	(268,264)	1,228,798

Net cash provided/(used) by operating activities	4,149,786	4,799,847

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	-	(11,007)

Net cash used by investing activities	-	(11,007)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/Proceeds from notes payable	-	969,080

Net cash used by financing activities	-	969,080

Effect of exchange rate changes on cash and cash equivalents	3,437,657	1,790,655

Net change in cash and cash equivalents	7,587,443	7,548,575
Cash and cash equivalents, beginning balance	5,302,591	39,535,132
Cash and cash equivalents, ending balance	$12,890,034	$47,083,707

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	1,241,071	2,450,733
Interest payments	$-	$35,516

The accompanying notes are an integral part of these financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2008	71,416,660	$71,417	$323,463	$4,884,220	$7,617,885	$(304,424)	$12,592,561
Foreign currency translation adjustments				16,430			16,430
Transferred to statutory reserve

Income for the three months ended March 31, 2009						4,418,050	4,418,050
Balance March 31, 2009	71,416,660	$71,417	$323,463	$4,900,650	$7,617,885	$4,113,626	$17,027,041

The accompanying notes are an integral part of these financial statements

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Note 1 - ORGANIZATION

Sinocom Pharmaceutical, Inc. (“Sinocom” or “Company”) was formed on September 13, 2007 in the State of Nevada  The Company was originally incorporated as Tiger Acquisitions, Inc. and changed its name to Sinocom on February 26, 2009.  Through a Share Exchange, Rolling Rhine Holdings, Ltd and its wholly- owned subsidiaries, China Zhongxi Yao Group Ltd and Anqing Zhongxi Yao Ltd, became wholly-owned subsidiaries of the Company.  Rolling Rhine was incorporated in December 2007, under the laws of the British Virgin Islands as a holding company for the purposes of owning 100% of China Zhongxi Yao Group Ltd.  Rolling Rhine formed China Zhongxi Yao Group Limited, a Hong Kong company, for the purpose of owning 100% of the stock of Anqing Zhongxi Yao Ltd.  Anqing Zhongxi Yao Ltd, formed in December 1997, is organized under the laws of the People’s Republic of China (“PRC”).

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

In 2008, Rolling Rhine and its wholly-owned subsidiary, China Zhongxi Yao Group Limited, entered into and consummated an agreement and plan of merger with Anqing Zhongxi Yao Ltd, a PRC corporation.  Rolling Rhine Holdings Limited was the surviving entity.  In substance, the agreement is a recapitalization of Anqing Zhongxi Yao Ltd’s capital structure.

On January 20, 2009, Sinocom entered into an Exchange Agreement with Rolling Rhine Holdings, Ltd and its shareholders.  Upon the closing of the Share Exchange on February 20, 2009, the shareholders of Rolling Rhine delivered 300,000 shares of common stock of Rolling Rhine, representing all of its issued and outstanding common stock to Sinocom in exchange for 67,131,660 shares of common stock of Sinocom.

The Share Exchange is being accounted for as a “reverse merger” since the stockholders of Rolling Rhine own a majority of the outstanding shares of Sinocom’s common stock immediately following the Share Exchange.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by Rolling Rhine for the net monetary assets of Sinocom, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Sinocom, are those of the legal acquiree, Rolling Rhine, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of Rolling Rhine. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating company prior to the recapitalization.

Translation Adjustment

As of March 31, 2009 and December 31, 2008, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards No. 52, “Foreign Currency Translation” (“SFAS No. 52”), with the CNY as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were no allowances for doubtful accounts as of March 31, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2009 and December 31, 2008 inventory consisted of finished goods valued at $1,327,169 and $2,798,019, respectively.

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Buildings	20 years
Transportation equipment	5 years
Electronics	5 years

As of March 31, 2009 and December 31, 2008, Property, Plant & Equipment consist of the following:

	2009	2008
Buildings	$809,494	$809,494
Transportation equipment	197,123	197,123
Electronics	86,847	86,847
Total	1,093,464	1,093,464

Accumulated depreciation	(425,445)	(401,834)
	$668,019	$691,630

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144,

“Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB released FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (FIN No. 48).  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  This Statement is effective for fiscal years beginning after December 15, 2006.  As a result of implementing FIN No. 48, there have been no adjustments to the Company’s financial statements.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

On February 16, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this Statement had no material impact on the Company’s results.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

a.

A brief description of the provisions of this Statement

b.

The date that adoption is required

c.

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of

SAB 108 are effective for the Company for its December 31, 2006 year-end.  The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

In February, 2007, FASB issued SFAS 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this Statement had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements.”  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.  Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133: and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  Management is currently evaluating the effect of this pronouncement on financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

Note 3 – DUE TO RELATED PARTIES

The Company has payables due to several related parties.  As of March 31, 2009 and December 31, 2008, due to related parties were $164,642 and $163,225, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As of January 1, 2008, the EIT is at a statutory rate of 25%.

The following is a reconciliation of income tax expense for the three months ended March 31, 2009 and 2008:

3/31/2009	U.S.	International	Total
Current	$-	$1,589,782		$1,589,782
Deferred		-		-
Total	$-	$1,589,782		$1,589,782

3/31/2008	U.S.	International		Total
Current	$-	$1,190,350		$1,190,350
Deferred		-		-
Total	$-	$1,190,350	S	1,190,350

Note 6 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, extending through January 2018 that it pays for on an annual basis and accrues for throughout the year.   For the three months ended March 31, 2009 and 2008, rent expense was $86,470 and $76,750, respectively.  The future minimum obligations under these agreements are as follows:

Year 1

$   345,879

Year 2

$   345,879

Year 3

$   345,879

Year 4

$   345,879

Year 5

$   344,083

thereafter

$1,216,584

Note 7 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2009 and December 31, 2008, the Company had allocated $7,617,885 and $7,617,885, respectively, to these non-distributable reserve funds.

Note 8 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2009 and December 31, 2008, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$3,074,177	$3,074,177
Change for the year ended 2008	1,810,043	1,810,043
Balance at December 31, 2008	4,884,220	4,884,220
Change for the three months ended March 31, 2009	16,430	16,430
Balance at March 31, 2009	$4,900,650	$4,900,650

Note 9 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 10 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable for the three months ending March 31, 2009. For the three months ending March 31, 2008, no customer was greater than 10% of accounts receivable.  No customer accounted for greater than 10% of sales for the three months ending March 31, 2009 and 2008.  No vendor accounted for more than 10% of purchases at March 31, 2009.  For March 31, 2008, two vendors accounted for 38.5% of purchases.

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

Company Overview

The Registrant was incorporated in the state of Nevada on September 13, 2007, as Tiger Acquisitions, Inc. As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009, as amended in Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 23, 2009, on February 20, 2009, pursuant to the terms of a Share Exchange Agreement, the Registrant acquired Rolling Rhine Holdings, Ltd., a corporation organized under the laws of the British Virgin Islands (“Rolling Rhine”), and its wholly-owned subsidiaries, China Zhongxi Yao Group Limited, a Hong Kong corporation (“China Zhongxi”), and Anqing Zhongxi Yao, Ltd., a PRC corporation (“Anqing Zhongxi”).  Through the closing of the share exchange transaction, the Registrant succeeded to the business carried on by Anqing Zhongxi as its sole line of business.

This transaction was accounted for as a “reverse merger” with Rolling Rhine deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of Rolling Rhine’s operating subsidiary, Anqing Zhongxi, recorded at the historical cost basis of Anqing Zhongxi.  After completion of the Share Exchange, the Registrant’s consolidated financial statements will include the assets and liabilities of both the Registrant and Anqing Zhongxi, the historical operations of Anqing Zhongxi and the operations of the Registrant and its subsidiaries from the closing date of the Share Exchange.

Anqing Zhongxi is a leading PRC pharmaceutical company which grows and sells natural herbs and which sells a wide variety of third party TCM (Traditional Chinese Medicine) formulated products and western medicines. The pharmaceutical products, which include both over-the-counter and prescription products, are sold in direct channels to hospitals, medical clinics and drug stores, as well as in indirect channels to other distributors. The herbs are sold in unprocessed form and are sold to customers in bulk.  None of the sales of pharmaceutical products or herbs are made directly to retail customers.  Anqing Zhongxi is based in Anqing City, Anhui Province, PRC

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2009.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for Sinocom Pharmaceutical, Inc., for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

Sales

For the three months ended March 31, 2009, sales increased $2,404,666 or 13.9% from $17,264,953 in the three months ended March 31, 2008 to $19,669,619 primarily as a result of the higher sales achieved in third party formulated products and natural herbs.

Cost of Sales

Cost of sales for the three months ended March 31, 2009 increased by $737,982 to $12,939,180 from $12,201,198 for the three months ended March 31, 2008 primarily attributable to higher sales volume for the same period.

Gross Profit

Gross profit for the three months ended March 31, 2009, increased 32.9% to $6,730,439 from $4,718,964 for the three months ended March 31, 2008. The increase of $1,666,684 is primarily attributable to the increased sales of natural herbs that are of higher margin.

General and Administrative Expenses

For the three months ended March 31, 2009, we had general and administrative expenses of $728,888 as compared to general and administrative expenses of $344,791 for the three months ended March 31, 2008. The increase of $384,097 or approximately 111.4% is primarily attributable to increased sales promotional expenses.

Net Income

For the three months ended March 31, 2009, net income increased by $847,001 or 23.7% to $4,418,050 from $3,571,049 for the three months ended March 31, 2008. The increase is primarily attributable to higher sales in third party formulated products and own-grown natural herbs.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows generated from our business activities will be sufficient to meet our working capital requirements for our current level of operations and to sustain our business operations at the current levels for the next twelve months.

Total Current Assets & Total Assets

As of March 31, 2009, we had current and total assets of $30,335,073 and $31,003,092, respectively, as compared to current and total assets of $20,092,321 and $20,783,951, respectively, as of December 31, 2008.  The increase in current assets and total assets from December 31, 2008 to March 31, 2009, of $10,242,752 and 10,219,141, respectively, are primarily attributable to higher cash and accounts receivables.

Total Current Liabilities

As of March 31, 2009, we had total current liabilities of $13,976,051, as compared to total current liabilities of $8,191,390, as of December 31, 2008.  The increase in total current liabilities of $5,784,661 is primarily attributable to higher trade payables.

Cash Flow for March 31, 2009 as Compared to December 31, 2008

Operating Activities.

Net cash provided by operating activities was $4,149,786 for the three months ended March 31, 2009, as compared to $4,799,847 for the three months ended March 31, 2008. The decrease of $650,061 was attributable to increased accounts receivables and prepaid expenses as at March 31, 2009.

Investing Activities

There was no cash used by investing activities for the three months ended March 31, 2009 as compared to ($11,007) for the three months ended March 31, 2008.

Financing Activities

There was no cash used by financing activities for the three months ended March 31, 2009 as compared to $969,080 for the fiscal year ended December 31, 2007.

Off Balance Sheet Arrangements

As of March 31, 2009 Company does not have any off balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As reported in the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009, and as amended in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 23, 2009,  on January 20, 2009, the Registrant  entered into a Share Exchange Agreement (the “Exchange Agreement”) with Rolling Rhine Holdings, Ltd., (“Rolling

Rhine”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholders of Rolling Rhine (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders agreed to transfer all of the issued and outstanding shares of common stock in Rolling Rhine to the Registrant in exchange for the issuance of an aggregate of 67,131,660 shares of the Registrant’s common stock to the Shareholders, thereby causing Rolling Rhine and its wholly-owned subsidiaries, China Zhongxi Yao Group Limited, (“China Zhongxi”), a company incorporated under the laws of Hong Kong, and Anqing Zhongxi Yao, Ltd. (“Anqing Zhongxi”), a corporation incorporated under the laws of the People’s Republic of China (“PRC”) to become wholly-owned subsidiaries of the Registrant (the “Share Exchange”).

The Share Exchange closed on February 20, 2009, and the Shareholders of Rolling Rhine delivered all of their shares in Rolling Rhine to the Registrant in exchange for 67,131,660 shares of common stock of the Registrant, thereby making Rolling Rhine a wholly-owned subsidiary of the Registrant.

The foregoing summary of the Share Exchange Transaction and the Share Exchange Agreement is qualified in its entirety by reference to the copy of the Share Exchange Agreement filed as Exhibit 2.1 to the Registrant’s   current report on Form 8-K filed with the SEC on February 20, 2009, which is incorporated herein in its entirety by reference.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

SINOCOM PHARMACEUTICAL, INC.

/s/ XueXiang Ai

By:

XueXiang Ai, Chief Executive Officer and Director

Date:  May 14, 2009

/s/ Tuck Wing Pang

By:

Tuck Wing Pang, Chief Financial Officer and Director

Date:  May 14, 2009