Form 10-Q
period 2009-06-30
SINOCOM PHARMACEUTICAL, INC.
filed 2009-08-10
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

          [   ] Yes   [ X ] No

As of June 30, 2009 the Issuer had 71,416,660 shares of common stock issued and outstanding.

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

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations (Unaudited)	5-6

Consolidated Statements of Cash Flows (Unaudited)	7

Consolidated Statements of Stockholders’ Equity (Unaudited)	8

Notes to Unaudited Financial Statements	9-21

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 and DECEMBER 31, 2008

ASSETS	06/30/2009 (Unaudited)	12/31/2008
Current Assets
Cash and cash equivalents	$14,968,407	$5,302,591
Accounts receivable, net	14,797,620	11,912,091
Inventory	1,595,940	2,798,019
Prepaid expenses and other receivables	1,873,698	79,620
Total Current Assets	33,235,665	20,092,321

Intangibles, net	1,439,293	-
Property & equipment, net	650,377	691,630
Total Assets	$35,325,335	$20,783,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$14,478,119	$6,715,190
Income tax payable	960,812	1,240,345
Due to related parties	1,226	163,212
Other payables	77,552	72,643
Total Current Liabilities	15,517,709	8,191,390

Stockholders' Equity

Preferred stock, par value $.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.001; 150,000,000 shares authorized; 71,416,660 and 71,416,660 shares issued and outstanding	71,417	71,417
Additional paid in capital	323,463	323,463
Statutory reserve	7,617,885	7,617,885
Other comprehensive income	4,908,598	4,884,220
Retained earnings	6,886,263	(304,424)
Total Stockholders' Equity	19,807,626	12,592,561
Total Liabilities and Stockholders' Equity	$35,325,335	$20,783,951

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2009	2008

Sales, net	$35,539,165	$32,838,525

Cost of sales	24,258,850	23,031,350
Gross profit	11,280,315	9,807,175

General and administrative expenses	1,557,571	682,417
Income from operations	9,722,744	9,124,758

Other (Income) Expense
Interest expense	-	99,644
Interest income	(22,898)	(69,347)
Other expense	3,240	332
Total Other (Income) Expense	(19,658)	30,629
Income before income taxes	9,742,402	9,094,129

Provision for income taxes	2,551,715	2,298,443
Net income	$7,190,687	$6,795,686

Net income per common share
Basic and diluted	$.10	$.10

Weighted average common shares outstanding
Basic and diluted	71,416,660	70,988,327

Consolidated Statements of Comprehensive Income

Net income	$7,190,687	$6,895,320
Foreign currency translation adjustment	24,378	3,052,850
Comprehensive income	$7,215,068	$9,948,170

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30,

	2009	2008

Sales, net	$15,869,546	$15,573,562

Cost of sales	11,319,670	10,830,152
Gross profit	4,549,876	4,743,410

General and administrative expenses	828,683	337,626
Income from operations	3,721,193	4,405,784

Other (Income) Expense
Interest expense	-	64,128
Interest income	(14,278)	(90,459)
Other expense	901	(249)
Total Other (Income) Expense	(13,377)	(26,580)
Income before income taxes	3,734,570	4,432,364

Provision for income taxes	961,933	1,108,093
Net income	$2,772,637	$3,324,271

Net income per common share
Basic and diluted	$.04	$.05

Weighted average common shares outstanding
Basic and diluted	71,416,660	71,416,660

Consolidated Statements of Comprehensive Income

Net income	$2,772,637	$3,324,271
Foreign currency translation adjustment	(178,951)	1,174,883
Comprehensive income	$2,593,686	$4,499,154

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,190,687	$6,895,320
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	68,039	40,664

(Increase) / decrease in assets:
Accounts receivables	(2,864,170)	4,429,559
Inventory	1,206,584	2,462,687
Other receivables and prepaid	(1,794,066)	9,336
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	7,748,541	(2,151,906)
Other and related party payables	(156,216)	152,026
Income taxes payable	(281,599)	(1,385,558)
Total Adjustments	3,927,113	3,556,808

Net cash provided from operating activities	11,117,800	10,452,128

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	-	(11,124)
Purchase of Intangibles	(1,463,687)	-
Net cash used by investing activities	(1,463,687)	(11,124)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments)/Proceeds from notes payable	-	1,545,198

Net cash provided from financing activities	-	1,545,198

Effect of exchange rate changes on cash and cash equivalents	11,701	2,888,373

Net change in cash and cash equivalents	9,665,814	14,874,575
Cash and cash equivalents, beginning balance	5,302,591	39,535,132
Cash and cash equivalents, ending balance	$14,968,405	$54,409,707

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments	$2,833,314	$2,493,651
Interest payments	$-	$99,644

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2007	71,416,660	$71,417	$323,463	$3,074,177	$7,617,885	$34,544,051	$45,630,993
Foreign currency translation adjustments				3,052,850			3,052,850

Income for the six months ended June 30, 2008						6,795,686	6,795,686
Balance June 30, 2008	71,416,660	$71,417	$323,463	$6,127,027	$7,617,885	$41,339,737	$55,479,529

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2008	71,416,660	$71,417	$323,463	$4,884,220	$7,617,885	$(304,424)	$12,592,561
Foreign currency translation adjustments				24,378			24,378

Income for the six months ended June 30, 2009						7,190,687	7,190,687
Balance June 30, 2009	71,416,660	$71,417	$323,463	$4,908,598	$7,617,885	$6,886,263	$19,807,626

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 1 - ORGANIZATION

Sinocom Pharmaceutical, Inc. (“Sinocom” or “Company”) was formed on September 13, 2007 in the State of Nevada.  The Company was originally incorporated as Tiger Acquisitions, Inc. and changed its name to Sinocom on February 26, 2009.  Through a Share Exchange, Rolling Rhine Holdings, Ltd and its wholly- owned subsidiaries, China Zhongxi Yao Group Ltd and Anqing Zhongxi Yao Ltd, became wholly-owned subsidiaries of the Company.  Rolling Rhine was incorporated in December 2007, under the laws of the British Virgin Islands as a holding company for the purposes of owning 100% of China Zhongxi Yao Group Ltd.  Rolling Rhine formed China Zhongxi Yao Group Limited, a Hong Kong company, for the purpose of owning 100% of the stock of Anqing Zhongxi Yao Ltd.  Anqing Zhongxi Yao Ltd, formed in December 1997, is organized under the laws of the People’s Republic of China (“PRC”).

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however, the accompanying consolidated financial statements have been translated and presented in United States Dollars.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of June 30, 2009 and December 31, 2008, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards No. 52, “Foreign Currency Translation” (“SFAS No. 52”), with the CNY as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were no allowances for doubtful accounts as of June 31, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2009 and December 31, 2008 inventory consisted of finished goods valued at $1,595,940 and $2,798,019, respectively.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of June 30, 2009 and December 31, 2008, Property, Plant & Equipment consist of the following:

	2009	2008
Buildings	$809,494	$809,494
Transportation equipment	197,123	197,123
Electronics	86,847	86,847
Total	1,093,464	1,093,464
Accumulated depreciation	(443,087)	(401,834)
	$650,377	$691,630

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land rights purchased in 2009 will expire in 2019. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	10 years

As of June 30, 2009 and December 31, 2008, the components of finite-lived intangible assets are as follows:

06/30/2009	12/31/2008

Land use right	$1,463,688	$-
Less: Accumulated amortization	(24,395)	-
	$1,439,293	$-

Amortized expense for June 30, 2009 and December 31, 2008 was $24,395 and $-0- respectively.

The estimated future amortization expenses related to intangible asset as of June 30, 2009 are as follows:

Years Ending June30,
2010	$ 146,369
2011	146,369
2012	146,369
2013	146,369
2014	146,369
Thereafter	707,448

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  Advertising costs were $15 and $325 for the six months ended June 30, 2009 and 2008, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred taxes to the amount expected to be realized.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009 and the adoption has no affect on our financial statements.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•

FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

•

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – DUE TO RELATED PARTIES

The Company has payables due to several related parties.  As of June 30, 2009 and December 31, 2008, due to related parties were $1,226 and $163,212, respectively.

Note 4 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 5 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As of January 1, 2008, the EIT is at a statutory rate of 25%.

The following is a reconciliation of income tax expense for the six months ended June 30, 2009 and 2008:

6/30/2009	U.S.	International	Total
Current	$-	$2,551,715	$2,551,715
Deferred		-	-
Total	$-	$2,551,715	$2,551,715

6/30/2008	U.S.	International	Total
Current	$-	$2,298,443	$2,298,443
Deferred		-	-
Total	$-	$2,298,443	$2,298,443

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2009 and December 31, 2008.

Note 6 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, extending through January 2018, that it pays for on an annual basis and accrues for throughout the year.   For the six months ended June 30, 2009 and 2008, rent expense was $152,026 and $197,544, respectively.  The future minimum obligations under these agreements are as follows:

Year 1

$   345,879

Year 2

$   345,879

Year 3

$   345,879

Year 4

$   345,879

Year 5

$   344,083

thereafter

$1,130,114

The Company has entered into a land lease for 50 years, through April 30, 2059. Terms of lease call for 5 payments at the beginning of each ten year period.  The future minimum obligation under the lease total $5,856,515 with second payment due May 1, 2019. Any breach by either party to the lease calls for a penalty payment of approximately $146,000 plus any economic loss incurred. The first payment has been capitalized and is being amortized over ten years. Amortization expense for the six months ended June 30, 2009 and 2008 totaled $24,395 and $ -0-, respectively.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2009 and December 31, 2008, the Company had allocated $7,617,885 and $7,617,885, respectively, to these non-distributable reserve funds.

Note 8 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2009 and December 31, 2008, are as follows:

   Six Months Ended June 30,

	2009	2008
Balance at December 31, 2008 and 2007	$4,884,220	$3,074,177
Foreign currency translation adjustment	24,378	3,052,850
Balance at June 30, 2009 and 2008	$4,908,598	$6,127,027

The components of accumulated other comprehensive income, net of related taxes at June 30, 2009 and December 31, 2008 are as follows.

	June 30, 2009	December 31, 2008
Foreign currency translation adjustment	$4,908,598	$4,884,220

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 10 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable at June 30, 2009 or December 30, 2008.  No customer accounted for greater than 10% of sales for the six months ending June 30, 2009 and 2008.  For the six months ended June 30, 2009 and 2008, two vendors accounted for 0.0% and 38.93% of purchases, respectively. At June 30, 2009 and December 31, 2008, no vendor accounted for more than 10% of accounts payable.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six month periods ended June 30, 2009 and 2008.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for Sinocom Pharmaceutical, Inc., for the Three and Six Months Ended June  30, 2009 Compared to the Three and Six Months Ended June 30, 2008.

Sales

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Increase / (Decrease) $ Change	2009	2008	Increase / (Decrease) $ Change
Distribution	$15,474,343	$11,692,132	$3,782,211	$28,043,926	$18,687,044	$9,356,882
Natural Herbs	395,203	227,920	167,283	7,495,239	793,825	6,701,414
Discontinued Products	-	3,653,510	(3,653,510)	-	13,357,656	(13,357,656)
Total sales	$15,869,546	$15,573,562	$295,984	$35,539,165	$32,838,525	$2,700,640

The increase in revenue for the three and six month periods ended June 30, 2009, as compared to the same period in 2008, was due to the higher sales achieved in third party formulated products and natural herbs thus offsetting the impact from the discontinuation of the distribution of one major product, Duanxieliu tablets in Q2 2008.

Cost of Sales

Cost of sales was $11,319,670 and $10,830,152, for the three months ended June 30, 2009 and 2008, respectively and $24,258,850 and $23,031,350, for the six months ended June 30, 2009 and 2008, respectively. The increase was primarily attributable to higher sales volume for the same period.

Gross Profit

Gross profit for the three months ended June 30, 2009, decreased $193,534 (4.1%) to $4,549,876 from $4,743,410 for the three months ended June 30, 2008, primarily as a result of the discontinuation of the distribution of one major product, Duanxieliu tablets in Q2 2008. Gross profit for six months ended June 30, 2009, increased 15.0% to $11,280,315 from $9,807,165 for six months ended June 30, 2008 due to the increased sales of natural herbs that were of higher margin.

General and Administrative Expenses

For the three months ended June 30, 2009, general and administrative expenses were $828,683 as compared to general and administrative expenses of $337,626 for the three months ended June 30, 2008. General and administrative expenses were $1,557,571 and $682,417 for the six months ended June 30, 2009 and 2008, respectively. The increase was primarily attributable to increased plantation land rental charges  (3 months increased by $34,935, 6 months by $45,469) and sales promotional expenses which are included as part of   general and administrative expenses in each of the 2009 periods, but were not included as part of general and administrative expenses in the comparable periods of 2008. In 2008, the sales promotional expenses were recognized only at the end of the year.

The following table provides a comparison of our general and administrative expenses for the three and six months ended June 30, 2009, as compared to general and administrative expenses for the same periods of the preceding year, as if sales promotional expenses had been included as part of general and administrative expenses for the three and six-month periods ended June 30, 2008,  in the same manner that they were included in general and administrative expenses for the three and six-month periods ended June 30, 2009:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Increase / (Decrease) $ Change	2009	2008	Increase / (Decrease) $ Change
Other G&A Expenses	$405,704	$337,626	$68,078	$802,589	$682,417	$120,172
Sales commission	422,979	303,978	119,001	754,982	503,367	251,615
Total G&A Expenses	$828,683	$641,604	$187,079	$1,557,571	$1,185,784	$371,787

Net Income

The Company recorded net income of $2,772,637 and $3,324,271 for the three months ended June 30, 2009 and 2008, respectively. The Company recorded net income of $7,190,687 and $6,895,320 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows generated from our business activities will be sufficient to meet our working capital requirements for our current level of operations and to sustain our business operations at the current levels for the next twelve months.

Total Current Assets & Total Assets

As of June 30, 2009, we had current and total assets of $33,235,665 and $35,325,335, respectively, as compared to current and total assets of $20,092,321 and $20,783,951, respectively, as of December 31, 2008.  The increase in current assets and total assets from December 31, 2008 to June 30, 2009, of $13,143,344 and $14,541,384, respectively, are primarily attributable to higher cash and accounts receivables.

Total Current Liabilities

As of June 30, 2009, we had total current liabilities of $15,517,709, as compared to total current liabilities of $8,191,390, as of December 31, 2008.  The increase in total current liabilities of $7,326,319 is primarily attributable to higher trade payables.

Cash Flow for June 30, 2009 as Compared to December 31, 2008

Operating Activities.

Net cash provided by operating activities was $11,117,800 for the six months ended June 30, 2009, as compared to $10,452,128 for the six months ended June 30, 2008. The increase of $665,672 was attributable to increased accounts payables and accrued expenses as at June 30, 2009.

Investing Activities

Net cash used by investing activities was $1,463,687 for the six months ended June 30, 2009, as compared to $11,124 for the six months ended June 30, 2008. The increase of $1,452,563 was attributable to land rights acquired as at June 30, 2009.

Financing Activities

There was no cash used by financing activities for the six months ended June 30, 2009 as compared to $1,545,198 for the six months ended June 30, 2008.

Off Balance Sheet Arrangements

As of  June 30, 2009 Company does not have any off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SINOCOM PHARMACEUTICAL, INC.

By:

/s/ XueXiang Ai, Chief Executive Officer

Date:  August 10, 2009

By:     /s/ Tuck Wing Pang, Chief Financial Officer

Date:  August 10, 2009