Form 10-Q
period 2009-09-30
SINOCOM PHARMACEUTICAL, INC.
filed 2009-11-12
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

          [   ] Yes   [ X ] No

As of September 30, 2009 the Issuer had 71,416,660 shares of common stock issued and outstanding.

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

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Income (Unaudited)	5-6

Consolidated Statements of Cash Flows (Unaudited)	7

Consolidated Statements of Stockholders’ Equity (Unaudited)	8

Notes to Unaudited Financial Statements	9-20

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS	9/30/2009	12/31/2008
	(Unaudited)	(Audited)
Current Assets

Cash and cash equivalents	$21,174,269	$5,302,591
Accounts receivable, net	16,032,934	11,912,091
Inventory	1,875,672	2,798,019
Prepaid expenses and other receivables	1,938,415	79,620
Total Current Assets	41,021,290	20,092,321

Intangible assets, net	1,402,756	-
Property & equipment, net	625,922	691,630
Total Assets	$43,049,968	$20,783,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$18,304,108	$6,715,190
Income tax payable	1,046,123	1,240,345
Due to related parties	290,103	163,212
Other payables	93,619	72,643
Total Current Liabilities	19,733,953	8,191,390

Stockholders' Equity

Preferred stock, par value $.001; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $.001; 150,000,000 shares authorized; 71,416,660 and 71,416,660 shares issued and outstanding	71,417	71,417
Additional paid in capital	323,463	323,463
Statutory reserve	7,617,885	7,617,885
Other comprehensive income	4,896,207	4,884,220
Retained earnings	10,407,043	(304,424)
Total Stockholders' Equity	23,316,015	12,592,561
Total Liabilities and Stockholders' Equity	$43,049,968	$20,783,951

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2009	2008

Sales, net	$56,081,037	$46,520,789

Cost of sales	39,310,837	32,870,851
Gross profit	16,770,200	13,649,938

General and administrative expenses	2,498,248	1,240,710
Income from operations	14,271,952	12,409,228

Other (income) expense
Other expense	5,323	535
Interest expense	-	175,518
Interest (income)	(38,028)	(257,881)
Total other (income) expense	(32,705)	(81,828)
Income before income taxes	14,304,657	12,491,056

Provision for income taxes	3,593,190	3,131,218
Net income	$10,711,467	$9,359,838

Net income per common share
Basic and diluted	$0.15	$0.13

Weighted average common shares outstanding
Basic and diluted	71,416,660	70,988,327

Consolidated Statements of Comprehensive Income

Net income	$10,711,467	$9,359,838
Foreign currency translation adjustment	11,987	2,097,089
Comprehensive income	$10,723,454	$11,456,927

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2009	2008

Sales, net	$20,541,872	$13,682,264

Cost of sales	15,051,987	9,839,501
Gross profit	5,489,885	3,842,763

General and administrative expenses	940,677	558,293
Income from operations	4,549,208	3,284,470

Other (income) expense
Other expense	2,083	203
Interest expense	-	75,874
Interest (income)	(15,130)	(188,534)
Total other (income) expense	(13,047)	(112,457)
Income before income taxes	4,562,255	3,396,927

Provision for income taxes	1,041,475	832,775
Net income	$3,520,780	$2,564,152

Net income per common share
Basic and diluted	$0.05	$0.04

Weighted average common shares outstanding
Basic and diluted	71,416,660	70,988,327

Consolidated Statements of Comprehensive Income

Net income	$3,520,780	$2,464,518
Foreign currency translation adjustment	(12,391)	(955,761)
Comprehensive income	$3,508,389	$1,508,757

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,711,467	$9,359,838
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	115,623	95,287
Provision for bad debts	-	-
Loss on disposal of PP&E	301	-
(Increase) / decrease in assets:
Accounts receivables	(4,110,226)	6,848,747
Inventory	923,484	3,839,024
Prepaid expense and other receivables	(1,859,529)	10,519
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	11,762,886	(7,330)
Income tax payable	(194,881)	(2,284,910)
Due to related parties	147,615	(1,252,737)
Other payables	(185,685)	106,468
Total Adjustments	6,599,588	7,355,068
Net cash provided by operating activities	17,311,055	16,714,906

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(725)	(198,977)
Purchase of intangible assets	(1,463,687)	-
Net cash used by investing activities	(1,464,412)	(198,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of repayments	-	1,266,469
Net cash provided by financing activities	-	1,266,469

Effect of exchange rate changes on cash and cash equivalents	25,035	3,391,732

Net change in cash and cash equivalents	15,871,678	21,174,130
Cash and cash equivalents, beginning balance	5,302,591	39,535,132
Cash and cash equivalents, ending balance	$21,174,269	$60,709,262

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$3,788,070	$4,790,924
Interest payments	$-	$175,518

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock Share Amount		Additional Paid-in-Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2007	71,416,660	$71,417	$323,463	$3,074,177	$7,617,885	$34,544,051	$45,630,993
Foreign currency translation adjustments				2,097,089			2,097,089

Income for the nine months ended September 30, 2008						9,359,838	9,359,838
Balance September 30, 2008	71,416,660	$71,417	$323,463	$5,171,266	$7,617,885	$43,903,889	$57,087,920

	Common Stock Share Amount		Additional Paid-in-Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2008	71,416,660	$71,417	$323,463	$4,884,220	$7,617,885	$(304,424)	$12,592,561
Foreign currency translation adjustments				11,987			11,987
Income for the nine months ended September 30, 2009						10,711,467	10,711,467
Balance September 30, 2009	71,416,660	$71,417	$323,463	$4,896,207	$7,617,885	$10,407,043	$23,316,015

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Translation Adjustment

As of September 30, 2009 and December 31, 2008, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were no allowances for doubtful accounts as of September 30, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2009 and December 31, 2008 inventory consisted of finished goods valued at $1,875,672 and $2,798,019, respectively.

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

Buildings	20 years
Transportation equipment	5 years
Electronics	5 years

At September 30, 2009 and December 31, 2008, Property, Plant & Equipment consist of the following:

	2009	2008
Buildings	$809,494	$209,494
Transportation equipment	191,101	197,123
Electronics	87,573	86,847
Total	1,088,168	1,093,464
Accumulated depreciation	(462,246)	(401,834)
	$625,922	$691,630

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Land use right	10 years

As of September 30, 2009 and December 31, 2008, the components of finite-lived intangible assets are as follows:

	09/30/2009	12/31/2008

Land use right	$1,463,687	$-
Less: Accumulated amortization	(60,931)	-
	$1,402,756	$-

Amortized expense for September 30, 2009 and December 31, 2008 was $60,931 and $-0- respectively.

The estimated future amortization expenses related to intangible asset as of September 30, 2009 are as follows:

Years Ending September 30,
2010	$146,144
2011	146,144
2012	146,144
2013	146,144
2014	146,144
Thereafter	672,036

Long-Lived Assets

Effective January 1, 2002, the Company adopted the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009, there were no significant impairments of its long-lived assets.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Fair Value of Financial Instruments

The Financial Instrument Topic of the FASB Accounting Standards Codiciation (“ASC 825” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recoginition Topic of the FASB Accounting Standards Codification (“ASC 605”). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

The company accounted for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted. SFAS No. 123(R) was superseded by the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification (“ASC 718”).

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  Advertising costs were $15 and $336 for the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes

The Statement of Financial Accounting Standards, No. 109, “Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred taxes to the amount expected to be realized.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

In July 2006, the FASB released FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (FIN No. 48).  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  This Statement is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN No. 48, there have been no adjustments to the Company’s financial statements. SFAS No. 109 and FIN No 48 were superseded by the Income Taxes Topic of the FASB Accounting Standards Codification (“ASC 740”) in September 2009.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Earnings Per Share Topic of the FASB Accounting Standards Codification (“ASC  260”). Net loss per share for all periods presented has been restated to reflect the adoption of ASC 260. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with the Statement of Cash Flows Topic of the FASB Accounting Standards Codification (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Recent Accounting Pronouncements

The Derivatives and Hedging Topic of the FASB Accounting Standards, Codification (“ASC 815”) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was superseded by the Transfer and Servicing Topic of the FASB Accounting Standards Codification (“ASC 860”). The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 was superseded by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC 820”). The adoption of this Statement had no material impact on the Company’s results.

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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 was superseded by the Compensation – Retirement Benefits Topic of the FASB Accounting Standards Codification (“ASC 715”). The Company believes that the adoption of these standards will have no material impact on its

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

financial statements.

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

In February, 2007, FASB issued SFAS 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 was superseded by the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”). The adoption of this Statement had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements.”  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. SFAS No. 160 was superseded by the Consolidation Topic of the FASB Accounting Standards Codification (“ASC 810”). Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133: and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 was superseded by the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”). Management is currently evaluating the effect of this pronouncement on financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 was superseded by the Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification (“ASC 105”). The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature)

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009. EITF No. 07-5 was superseded by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”). The adoption of ASC 815 has no impact on our financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•

FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures. FSP FAS No. 157-4 was superseded by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC 820”).

•

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. FSP FAS No. 115-2 and FAS No. 124-2 were superseded by the Investments-Debt and Equity Securities Topic of the FASB Accounting Standards Codification (“ASC 320”).

•

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1were superseded by the Financial Instruments Topic of the FASB Accounting Standards Codification (“ASC 825”).

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards CodificationTM (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Condensed Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – DUE TO RELATED PARTIES

The Company has payables due to several related parties.  As of September 30, 2009 and December 31, 2008, due to related parties were $290,103 and $163,212, respectively.

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

The following is a reconciliation of income tax expense for the nine months ended September 30, 2009 and 2008:

9/30/2009	U.S.	International	Total
Current	$-	$3,593,190		$3,593,190
Deferred		-		-
Total	$-	$3,593,190		$3,593,190

9/30/2008	U.S.	International		Total
Current	$-	$3,131,218		$3,131,218
Deferred		-		-
Total	$-	$3,131,218	S	3,131,218

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2009 and December 31, 2008.

Note 6 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, extending through January 2018 that it pays for on an annual basis and accrues for throughout the year.   For the nine months ended September 30, 2009 and 2008, rent expense was $320,132 and $241,129, respectively.  The future minimum obligations under these agreements are as follows:

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Year 1

$   345,879

Year 2

$   345,879

Year 3

$   345,879

Year 4

$   345,879

Year 5

$   344,083

Thereafter

$   909,982

The Company has entered into a land lease for 50 years through April 30, 2059. Terms of lease call for 5 payments at the beginning of each ten year period.  The future minimum obligation under the lease total $5,856,515 with second payment due May 1, 2019. Any breach by either party to the lease calls for a penalty payment of approximately $146,000 plus any economic loss incurred. The first payment has been capitalized and is being amortized over ten years. Amortization expense for the nine months ended September 30, 2009 and 2008 totaled $60,931 and $0, respectively.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2009 and December 31, 2008, the Company had allocated $7,617,885 and $7,617,885, respectively, to these non-distributable reserve funds.

Note 8 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2009 and 2008, are as follows:

Nine Months Ended September 30,

	2009	2008
Balance at December 31, 2008 and 2007	$4,884,220	$3,076,412
Foreign currency translation adjustment	11,987	2,097,089
Balance at 09/30/2009 and 09/30/2008	$4,896,207	$5,173,501

The components of accumulated other comprehensive income, net of related taxes at September 30, 2009 and December 31, 2008 are as follows.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

	September 30, 2009	December 31, 2008
Foreign currency translation adjustment	$4,896,207	$4,884,220

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

Note 10 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable at September 30, 2009 or December 31, 2008.  No customer accounted for greater than 10% of sales for the nine months ending September 30, 2009 and 2008.  No vendor accounted for more than 10% for the nine months ended September 30, 2009 and the top two vendors accounted for 38.93% of purchases for the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, no vendor accounted for more than 10% of accounts payable.

Note 10 – SUBSEQUENT EVENT

On October 28, 2009, the Company entered into a Series A Preferred Stock Purchase Agreement (the” Agreement”) with key shareholders and some investors. Subject to the conditions set forth therein the Agreement, the Company will authorize and issue and the Investors will agree to purchase up to $15,000,000 of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) that it intends to authorize immediately prior to the closing, at a price of $0.9465 per share of Series A Preferred Stock. Under the terms of the Purchase Agreement and subject to the conditions set forth therein, the shares of Series A Preferred Stock to be issued on the closing of the transactions contemplated by the Purchase Agreement shall initially be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) constituting 18.16% of the outstanding shares of Common Stock of the Company, determined on a fully-diluted basis.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine month periods ended September 30, 2009 and 2008.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operation for Sinocom Pharmaceutical, Inc., for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008.

Sales

	Three months ended			Nine months ended
	Sep 30,			Sep 30,
	2009	2008	Increase /	2009	2008	Increase /
			(Decrease)			(Decrease)
			$ Change			$ Change
Distribution	$20,159,068	$13,682,264	$6,476,804	$48,213,570	$32,331,218	$15,882,352
Natural Herbs	382,805	-	382,805	7,867,467	795,962	7,071,506
Discontinued Products					13,393,609	-13,357,656
Total sales	$20,541,872	$13,682,264	$6,859,608	$56,081,037	$46,520,789	$9,596,201

The increase in revenue for the three and nine month periods ended September 30, 2009, as compared to the same period in 2008, was due to the higher sales achieved in third party formulated products and natural herbs thus offsetting the impact from the discontinued products in Q2 2008.

Cost of Sales

Cost of sales was $15,051,987 and $9,839,501, for the three months ended September 30, 2009 and 2008, respectively and $39,310,832 and $32,970,851, for the nine months ended September 30, 2009 and 2008, respectively. The increase was primarily attributable to higher sales volume for the same period.

Gross Profit

Gross profit for the three months ended September 30, 2009, increased $1,647,122 to $5,489,885 from $3,842,763 primarily as a result of higher sales volume. Gross profit for nine months ended September 30, 2009, increased 22.9% to $16,770,200 from $13,649,938 for nine months ended September 30, 2008 due to the increased sales volume for the same period.

General and Administrative Expenses

For the three months ended September 30, 2009, general and administrative expenses were $940,677 as compared to general and administrative expenses of $558,293 for the three months ended September 30, 2008. General and administrative expenses were $2,498,248 and $1,240,710 for the nine months ended September 30, 2009 and 2008, respectively. The increase was primarily attributable to increased plantation land rental charges and sales promotional expenses recognized in current year. In 2008, the sales promotional expenses were recognized only in December 2008.

Net Income

The Company recorded net income of $3,520,780 and $2,564,152 for the three months ended September 30, 2009 and 2008, respectively. The Company recorded net income of $10,711,467 and $9,359,838 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows generated from our business activities will be sufficient to meet our working capital requirements for our current level of operations and to sustain our business operations at the current levels for the next twelve months.

Subsequent Event

As reported in a Current Report on Form 8-K dated October 28, 2009, and filed with the Securities and Exchange Commission on October 30, 2009, on October 28, 2009, on October 28, 2009, the Company entered into a Series A Preferred Stock Purchase Agreement (the” Agreement”) with key shareholders and some Investors. Subject to the conditions set forth in the Agreement, the Company will authorize and issue and the Investors will purchase up to $15,000,000 of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) that it intends to authorize immediately prior to the closing, at a price of $0.9465 per share of Series A Preferred Stock.

In the event the conditions set forth in the Agreement are satisfied and the Company completes the sale of up to of its Series A Preferred Stock pursuant to the terms of the Agreement, of which there can be no assurance, the Company will use approximately $9,000,000 of the net proceeds for construction of a modern distribution center and will use the balance for acquisition of land and construction of a research and development facility for its herb’s business and for working capital.

Total Current Assets & Total Assets

As of September 30, 2009, we had current and total assets of $41,021,290 and $43,049,968, respectively, as compared to current and total assets of $20,092,321 and $20,783,951, respectively, as of December 31, 2008.  The increase in current assets and total assets from December 31, 2008 to September 30, 2009, of $20,928,969 and $22,266,017, respectively, are primarily attributable to higher cash and accounts receivables.

Total Current Liabilities

As of September 30, 2009, we had total current liabilities of $19,733,953, as compared to total current liabilities of $8,191,390, as of December 31, 2008.  The increase in total current liabilities of $11,542,563 is primarily attributable to higher trade payables.

Cash Flow for September 30, 2009 as Compared to December 31, 2008

Operating Activities.

Net cash provided by operating activities was $17,311,055 for the nine months ended September 30, 2009, as compared to $16,714,906 for the nine months ended September 30, 2008. The increase of $596,149 was attributable to increased accounts payables and accrued expenses as at September 30, 2009.

Investing Activities

Net cash used by investing activities was $1,464,412 for the nine months ended September 30, 2009, as compared to $198,977 for the six months ended June 30, 2008. The increase of $1,265,435 was attributable to land rights acquired as at September 30, 2009.

Financing Activities

There was no cash used by financing activities for the nine months ended September 30, 2009 as compared to $1,266,469 for the nine months ended September 30, 2008.

Off Balance Sheet Arrangements

As of September 30, 2009 Company does not have any off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Not Applicable

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

SINOCOM PHARMACEUTICAL, INC.

By:

/s/ XueXiang Ai, Chief Executive Officer

Date:  November 12, 2009

By:     /s/ Tuck Wing Pang, Chief Financial Officer

Date:  November 12, 2009