Form 10-K
period 2009-12-31
SINOCOM PHARMACEUTICAL, INC.
filed 2010-03-31
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

SINOCOM PHARMACEUTICAL, INC.

 (Exact name of registrant as specified in its charter)

Nevada	000-53213	26-1188540
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Room 3, 21/F, Far East Consortium Building 121 Des Voeux Road Central, Hong Kong
(Address of principal executive offices)
Registrant’s telephone number, including area code: + 852- 2159-7863

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of December 31, 2009, the Company had 71,416,660  shares of common stock  issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Overview

Sinocom Pharmaceutical, Inc (sometimes hereinafter referred to as “We,”  “Us,” “Our,” or the “Company”) is a Chinese pharmaceutical company engaged in the two complimentary businesses of wholesale distribution of pharmaceuticals and medical supplies, and cultivation and sale of natural herbs. The business involving wholesale distribution of pharmaceuticals and medical supplies was commenced in 1986 as a state-owned enterprise by a predecessor of the Company. The Company commenced operations in 1997 when the state-owned predecessor company was privatized.  These operations currently involve distribution of a portfolio of over 6,200 types of western pharmaceuticals, medical supplies and processed Chinese herbs, to over 4,300 customers including hospitals, clinics, drug stores and sub-distributors covering nine provinces in southeastern China.   The business segment relating to cultivation of natural herbs was commenced by the Company in 2004.  It currently involves ten main species of herbs which are cultivated by approximately 10,000 individual farmers on a plantation base of approximately 15.1 million square meters located primarily in the Da Bie mountain region of Anhui province, PRC.

Our business operations are based in Anqing, Anhui Province, PRC, and all operations are currently conducted through our wholly-owned subsidiary, Anqing Zhongxi. Yao, Ltd., a PRC corporation.

History

The Company was incorporated in the State of Nevada on September 13, 2007, under the name Tiger Acquisitions, Inc.  It was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On February 26, 2009, the Company changed its name to Sinocom Pharmaceutical, Inc.

On February 20, 2009, the Company completed a share exchange transaction with Rolling Rhine Holdings, Ltd., a British Virgin Islands corporation (“Rolling Rhine”), pursuant to which the shareholders of Rolling Rhine transferred 300,000 shares of Rolling Rhine, representing all of the issued and outstanding shares of common stock in Rolling Rhine, to the Company in exchange for the issuance of an aggregate of 67,131,660 shares of the Company’s common stock.  As a result of the share exchange transaction, Rolling Rhine Holdings, Ltd., and its subsidiaries, China Zhongxi Yao Group Limited, and Anqing Zhongxi Yao, Ltd., became wholly-owned subsidiaries of the Company.

Rolling Rhine was incorporated in December, 2007, under the laws of the British Virgin Islands, and China Zhongxi was incorporated in December, 2007, under the laws of Hong Kong. China Zhongxi was formed for the purpose of owning 100% of the capital stock of Anqing Zhongxi, and Rolling Rhine was formed as a holding company for the purposes of owning 100% of the capital stock of China Zhongxi.

Prior to the completion of the share exchange transaction with Rolling Rhine, the Company was a shell company with no or nominal business operations, employees, or assets.  As a result of the share exchange transaction, the Company ceased to be a shell company and acquired the business operations of Anqing Zhongxi.

Corporate Structure

The Chart below depicts the Company’s current corporate structure.  The Company owns 100% of the capital stock of Rolling Rhine and has no other direct subsidiaries.  Rolling Rhine owns 100% of the capital stock of China Zhongxi and has no other direct subsidiaries. China Zhongxi owns 100% of the capital stock of Anqing Zhongxi and has no other subsidiaries.

Sinocom Pharmaceutical, Inc. A Nevada Corporation

↓ 100%

Rolling Rhine Holdings, Ltd. A British Virgin Islands Corporation

↓ 100%

China Zhongxi Yao Group Limited A Hong Kong Corporation

↓ 100%

Anqing Zhongxi Yao, Ltd, A PRC Corporation

Industry Overview

Pharmaceutical Distribution

In China, the business sector of distribution of pharmaceutical products is highly fragmented, with over 9,000 separate distributors in operation in 2007.  Because of this fragmentation, the three largest pharmaceutical distributors in China accounted for only approximately 20% of the market, and the ten largest distributors accounted for only approximately 35% of the market. The fragmentation of the industry has resulted in intense competition and an inefficient supply chain for distribution of most pharmaceutical products without the advanced logistics services which exist in more developed markets.

In recent years there has been a trend toward consolidation in the pharmaceutical distribution sector in China as a result of (i) intense competition from the fragmented industry, (ii) the introduction of GSP requirements, (iii) increased PRC regulatory requirements, and (iv) continuing price controls.

Since 2005, China has opened certain segments of the market for manufacture, distribution and sale of pharmaceutical products to selected foreign investors.   These foreign distributors have entered the China market using advanced logistics and management systems, and have intensified the level of competition in the market in China.

Cultivation and Sale of Natural Herbs

Traditional Chinese Medicine (TCM), including herbal treatments, has been used in China for more than 2,000 years.  Many Chinese people consider TCM’s to be safe and efficacious, while often causing fewer side effects than Western style medicine.  TCM’s are marketed both as prescriptions and over the counter, with a majority of TCM’s consisting of either a mixture of herbs, extracts from a single plant, or purified chemicals from herbs.  The latter two types are modernized TCM’s with multiple formulations.

Approximately 60% of the herbs used in TCM are cultivated, mostly on a small scale, by individual farmers.  As a result, the market for sale of raw herbs is fragmented and competitive, and is limited to specific regions across China.  The four major markets in China for distribution of raw herbs are Anhui BoZhou, Henan YuZhou, Henan HuiXian, and Hebei AnGuo.  The largest Chinese herb market is the Anhui BoZhou market where the Company sells its herbs.

In 2006, approximately 1,000,000 hectares of arable land in China was used for herb plantation

Current Operations

We currently receive approximately 85% of our annual revenues from sales of pharmaceutical products and medical supplies, and approximately 15% of our annual revenues from the sale of natural herbs. The following table represents revenues realized from each of our two complimentary business segments for the periods indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Pharmaceutical Products and Medical Supplies	$69,930,857	$56,363,998	$ 62,855,375
Herbs	$16,189,214	$8,408,824	$ 11,336,823
TOTAL SALES	$86,120,071	$64,772,822	$ 74,192,198

Pharmaceutical Products

We currently act as a distributor of over 6,200 Western medicine and TCM pharmaceutical products and medical supplies, and are the exclusive distributor of over 250 pharmaceutical products in the region of southeastern China where we operate. The pharmaceutical products include both over-the-counter and prescription pharmaceuticals, as well as certain medical supplies such as syringes and hospital trays.  We do not manufacture or produce any of the products we distribute. The manufacturer of each of the pharmaceutical products we distribute must follow procedures established by China’s State Food and Drug Administration (“SFDA”) in order to obtain approval for manufacture or distribution of its products in the PRC.

Historically, TCM consisted primarily of mixtures of dried herbs and, in some cases, animal parts and minerals. These mixtures would be boiled and simmered at home to create a medicinal tea or soup. These liquid concoctions were inconvenient to prepare and take, and their dosage and quality were inconsistent due to varied methods of preparation and differences in the quality of ingredients. Despite these characteristics, we believe that consumers in China perceive TCM products to have a superior safety profile compared to western pharmaceuticals and to be more effective in treating chronic and frequently occurring illnesses. In recent decades, Chinese pharmaceutical manufacturers have applied modern production technologies to produce TCM formulated products with consistent quality and in a variety of forms such as tablets, capsules and powders, which we refer to as modernized TCM.

The following table summarizes the principal pharmaceutical products which we currently market and the medical uses of those products:

NAME	USES
Lingzhi

Beneficial for rejuvenating the immune system, protecting liver, heart & blood vessels, reducing cholesterol & blood sugar & improving blood circulation.

Anti-tumor effect & beneficial in preventing cerebral hemorrhage & cardiopathy

Ampillin	Antibiotic
Fulin	Treats insomnia & palpitations. Improves spleen function. Used as a diuretic & quality ingredient in food, healthcare & beauty products.
Erythromycin Enteric-coated Tablets	Antibiotic
Compound Sulfamethoxazole	Urinary tract infection and tympanitis. Pneumocystis carinii pneumonia.
Erythromycin Enteric-coated Tablets	Antibiotic
Chuanbei Pipa Tangjiang	Expel wind and relieve cough, Eliminate sputum and disperse lumps.

Herbs

We are a distributor of unprocessed natural herbs which we sell in bulk to our customers. A portion of these herbs are purchased from third parties and a portion are grown on our own plantations located in the central plains of Yuexi County, Anqing City, Anhui Province, PRC, where the climatic and soil conditions are well suited for growing natural herbs.

Our plantations encompass approximately 15.1 million sq m of arable land. The land where our plantations are located is owned collectively by all farmers living in the surrounding area. The local Villagers’ Committees and local governments enter into leasing agreements with us on behalf of the farmers who own the land collectively and the leasing term for the land ranges from 10 years to 50 years.

The local Villagers' Committee assigns farmers to work on our plantations and we do not directly employ those farmers. We specify the types of natural herbs to be cultivated and the farmers purchase seeds and provide the labor to carry on all cultivating activities, including seeding, sowing, fertilizing, watering and harvesting.  The farmers use only organic fertilizers on our plantations.  No pesticides or chemical fertilizers are used.

The majority of work on the plantations is performed by hand, although machines have been introduced to modernize the plantation process in certain areas.  We provide the farmers with technical assistance and training including cultivation know-how and picking techniques and we also supervise the plantations to ensure the quality of its output. We purchase the natural herbs from the local farmers after they are harvested at a price which reflects their labor and raw material costs.

The herbs are harvested each year in the fall, which is 4th quarter of the year.  Prior to harvest, our sales team informs customers regarding the schedule for harvesting and the forecast yield and accepts orders in advance. After harvest, the herbs are checked for quality and cleanliness and are then initially stored in our

warehouse in the form in which they are harvested.   The herbs are sold to customers in bulk in the form in which they are harvested, and any processing work is subsequently done by the customers.

We manage our inventory of herbs on a first-in-first-out basis.  Accordingly, in our warehouse, the herbs are separated based upon the batch in which they were purchased, and are sold to customers on the same basis.  We maintain a fleet of trucks for delivery of pharmaceutical products, and after the herbs are harvested and stored in our warehouse, we use the same trucks to complete delivery of the herbs to our customers.  In most cases, this allows us to complete delivery of the herbs to our customers within 24 hours after they leave our warehouse.

The following table summarizes the natural herbs which we currently grow and the uses of those herbs in TCM medical uses of those products:

NAME	USES
Fuling

Fungus that grows on pine roots.

•

Treats insomnia & palpitations

•

Improves spleen function

•

Used as a diuretic & quality ingredient in food, healthcare & beauty products.

•

Fuling amylase is also believed to have an anti-tumor effect.

Tianma	• Treats headaches & dizziness, numbness in limbs, epileptic seizures & tetanus. • Often used as a pediatric sedative & also a high quality ingredient in food & healthcare products
Duzhong	• Used in TCM for strengthening bones & muscles • Treatment of hypertension.
Gegen	• Antioxidant believed to be beneficial for dispelling exopathogens. • Commonly used for the treatment of hypertension & coronary heart disease.
Salvia Miltiorrhiza	• Prevent and treat heart conditions and strokes. • May have some activity against human cancer cells and HIV.
Corydalis

•

Invigorate the blood and alleviate pain, including menstrual, abdominal and hernia.

•

Offers some protection against strokes by lowering heart rates and blood pressure levels.

•

This herb has shown the ability to help insomniacs fall asleep.

Chrysanthemum	• Treat reddened and sore eyes. • Reduce the elevated temperature in the body affected by fever, as well as to counter infection, and in detoxifying the body in general. • Alleviate tension headaches

Indigowoad Root

•

Remove toxic heat, soothe sore throat and treat influenza, measles, mumps, syphilis, or scarlet fever

•

Also used for pharyngitis, laryngitis, erysiplelas, and carbuncle

•

Prevent hepatitis A, epidemic meningitis, cancer and inflammation

Figwort Root

•

Clears Heat, Cools Blood, Bleeding, fever, dry mouth

•

Treats sequel of warm febrile disease with constipation, irritability, swollen red eyes, and sore throat

•

Dissipates phlegm fire nodules, swollen sore throat and neck lumps

Dried Rehmannia Root	• Epidemic febrile diseases, Fever, dryness in the mouth, red or deep red tongue • Hematemesis, epistaxis, hematuria, metrorrhagia and metrostaxis
Cortex Mouotan	• Removing heat from the blood, promoting blood circulation and relieving blood stasis
Platycodon Root	• Cough, sputum, sore throat, lung abscess carbuncle vomiting, diarrhea, abdominal pain, urination dysuria
Taxis Sumatrana	• Contains taxoid for the treatment of cancer
White Peony Root

•

Irregular menstruaction, dysmenorrheal, metrorrhagia and metrostaxis due to blood deficiency

•

Spontaneous sweating due to exterior deficiency and night sweat due to yin deficiency

•

Pain in the hypochodrium, stomach and abdomen due to disorder of the liver or spasm and pain in the extremities

Marketing and Sales

We currently sell to 9 provinces in China, which represent approximately 35% of the total population of the country, and all of our sales are currently made within China. Although we currently make more than 80% of our sales in Anhui province, which is our home province, we sell to 9 provinces, namely Anhui, Hubei, Guangdong, Jiangsu, Fujian, Shanghai, Beijing, Shandong and Jiangxi

To build and foster close and long term relationships and to keep abreast of their latest product requirements, the sales staff regularly visit and obtain feedback from our customers as well as hospitals and other medical agencies.

Our marketing and sales personnel are required to meet prescribed sales volumes that are set depending on the designated areas which they are responsible for. Our marketing and sales employees are also responsible for providing our customers with information and updates on our products, taking sales orders, liaising with our customers on their requirements and getting feedback from customers. We own and operate a delivery fleet of trucks to provide delivery service to our customers.

We believe that our marketing and sales team plays a crucial role in securing customers’ confidence in our products because it is the first point of contact between our Company and our customers.  Accordingly, we provide comprehensive training to all our sales employees to equip them with the relevant knowledge and skills necessary to enhance their work performance and technical skills, and our marketing and sales team also includes qualified doctors. Training for our marketing and sales personnel covers areas such as basic medical and pharmaceutical knowledge, product knowledge including information on the uses, forms, dosages and curative effects of our pharmaceutical products, market analysis, client identification and negotiation and contract management skills.

In addition to direct sales to customer, the sales offices also participate in tender exercises under the centralized tendering system applicable to non-profit medical organizations (such as public hospitals and clinics) established by county or higher levels of government in the PRC. We supply our products to medical organizations under the centralized tendering system by either directly bidding for the tender and entering into a contract with the relevant medical organization or alternatively, by entering into supply contracts with companies which have successfully tendered for the supply of the products.

Customers

Our current customer base includes hospitals, clinics, pharmacies and sub-distributors.  The following table shows the number of customers in each of these categories to which we sold products  in 2007, 2008 and 2009:

	2007	2008	2009
Hospitals	813	813	145*
Clinics	3,371	3,371	3,105*
Pharmacies	1,053	1,053	755
Distributors	326	326	303

TOTAL	5,563	5,563	4,306

*Countries hospitals and clinics have been merging to form bigger entity as a result of the Healthcare Reform Plan.

Sales made to distributors currently account for a majority of our sales.  The following table shows the dollar volume of our sales to each category of customers for 2007, 2008 and 2009:

	2007	2008	2009
Hospitals	$3,741,085	$4,008,399	$12,661,132
Clinics	$9,603,539	$9,478,372	$12,103,123
Pharmacies	$16,267,316	$13,609,152	$26,366,404
Distributors	$44,580,258	$37,676,899	$34,989,412

TOTAL	$74,192,198	$64,772,822	$86,120,071

Competition

In China, distributors of pharmaceutical products are seldom appointed on an exclusive basis because of the large size of the country and the inability of any one distributor to have a large enough sales network to cover every part of the country.  Accordingly, most of the suppliers and manufacturers we represent appoint us on a non-exclusive basis to distribute their products. Although we are not the exclusive distributor for most of the products we sell, we believe we are able to successfully compete in this market is based on several factors including the following:

•

We are one of the largest medical distribution companies in Anhui Province, which is a well known pharmaceutical products trading center in the PRC

•

We have large warehousing facilities equipped with a computer system which allows us to track product shelf life, sales details, customers sales records, etc

•

We maintain a large fleet of delivery trucks

•

We have a strong financial status and are able to maintain adequate inventories which allows us to meet the needs of hospitals, clinics and other customers on a timely basis

•

We are GSP Certified

For customers such as hospitals which require competitive bidding, they normally consider several factors in selecting a distributor for pharmaceutical products including price, company financial status, GSP certification, inventory management systems, the availability of a tracking system (including a drug recall system for products near their expiration date), and references from other customers.  Based on these factors, we believe we are able to maintain a competitive position in the market.

Our competition is mainly in the area of sales of pharmaceutical products to chain pharmacies. In that area, our main competitors are currently Anqing Medical Limited and Shanghai Medical Group.  One competitive advantage we have over these competitors is that they do not have plantations where they grow natural herbs.

Growth Strategies

Our strategies for future growth include expanding the size of our natural herb plantation in order to increase production and to broaden our market segment by introducing new types of natural herbs.  In 2010, we plan to expand our plantations to approximately 18.7 million square meters, as compared to approximately 15.1 million square meters in 2009, and to increase the number of herbs we grow from 10 to 13.  Future plans call for continuing to expand the size of our plantations to approximately 28.7 million square meters in 2013 and for increasing the number of herbs we grow to 18.

Our strategy for growth of the natural herb business also includes expanding our warehousing and distribution center and entering the complimentary business of processing natural herbs.  This will allow the Company to capitalize on synergies between its herbal business and its distribution business and provide the market opportunity to increase margins by selling herbs directly to end users instead of selling them to other processors.  These synergies include the fact that the Company’s distribution business allows it to identify TCM end users who will be potential customers for its processed herbs.  In addition, management believes it will be able to take advantage of cost savings because it will be able to use its existing employees and its existing distribution network for distribution of both pharmaceutical products and processed herbs, and will not be required to hire and train additional technical personnel to run both businesses.  Finally, management believes that entering the business of distributing TCM drugs will enable it to collect market feedback and information on the demand for TCM drugs, which will assist in its the selection of herbs to be grown on its plantation.

Our growth strategies for the distribution business include plans to seek to expand into additional geographic areas by acquiring existing distributors with leading market position and logistic networks in other 2nd and 3rd tier cities, further expanding the sales and marketing team to increase coverage, and seeking to obtain exclusive national distribution rights for selected products to further enhance the Company’s margins and competitiveness.

Intellectual Property

We do not currently have any patents, trademarks, trade secrets or licenses which we own, use, or rely on in the conduct of our business.

Government Regulation

Regulatory Structure

The Law of the PRC on the Administration of Pharmaceuticals (“Pharmaceuticals Administration Law”), which was promulgated in 1984 and revised in 2001, and the Implementing Regulations of the Law of the PRC on the Administration of Pharmaceuticals (“Implementing Regulations”) which were promulgated in 2002, created the legal framework for the establishment of pharmaceutical manufacturing enterprises and pharmaceutical trading enterprises in the PRC.  The Pharmaceuticals Administration Law also regulates the packaging, trademarks and the advertisement of pharmaceutical products in the PRC.

The State Food & Drug Administration of the PRC (“SFDA”) is the principal supervisory authority in the pharmaceutical industry in the PRC.  It was established in March, 2003, and is responsible for the administrative and technological supervision of the research, production and trading of pharmaceutical products and supervision of the safety management of food, health care products and cosmetic products.

The main responsibilities of the SFDA in connection of the pharmaceutical products and health care products include:

(a)

formulation of the laws and administrative regulations in respect of the management of the pharmaceutical products and health care products and the supervision of the enforcement thereof;

(b)

registration of pharmaceutical products and formulation and revision of the State standards for pharmaceutical products;

(c)

formulation and administration of the classification of the prescription medicines and over-the-counter medicines; and

(d)

formulation, revision and supervision of the enforcement of the quality control regulations in respect of the research, production, trading and use of pharmaceutical products

In order to engage in either the manufacture or distribution of pharmaceutical products in the PRC an enterprise must first obtain the necessary permit from the relevant drug administration authority at the provincial level where the enterprise is located. For pharmaceutical manufacturing, the required permit is the Pharmaceutical Manufacturing Enterprises Permit, and for pharmaceutical distribution, the required permit is the Pharmaceutical Trading Enterprises Permit.  After obtaining the required permit for manufacture or distribution of pharmaceuticals, the enterprise must then obtain a Business License issued by the relevant administrative Bureau of Industry and Commerce.

A qualification permit for manufacture or distribution of pharmaceutical products is effective for a period of 5 years.  A pharmaceutical manufacturing or trading enterprise is required to apply for renewal within six months prior to expiration of the permit and is subject to reassessment by the relevant regulation authorities in accordance with the then prevailing legal and regulatory requirements for purposes of such renewal.

As more fully discussed below, the Company has obtained all necessary permits for the conduct of its business.

In 2005, SFDA adopted regulations regarding registration of pharmaceutical products in the PRC.  All pharmaceutical products must be registered under these registration regulations before they may be manufactured in the PRC or imported from outside the country for sale in the PRC.

Under the registration regulations, provincial drug administration authorities are responsible for conducting an examination for completeness of formalities prior to acceptance of the application and for conducting a site examination. Thereafter, the SFDA is responsible for the technical examination of the pharmaceutical product, and it has the authority and responsibility for issuing the relevant approvals for registration.

Application procedures for registration of pharmaceutical products vary depending upon whether the application relates to a new pharmaceutical product which has not been previously marketed in the PRC, or whether it is a product for which the PRC government has previously established standards in respect of manufacture technique quality and examination method.  A registration application for a new pharmaceutical product requires the support of clinical research.  Applications relating to products for which standards have previously been set do not generally require clinical research except for products in solid form for oral consumption.

All pharmaceutical products distributed by the Company have been properly registered under applicable provincial and SFDA regulations.

Good Supply Practices (“GSP”) Certification

GSP is the abbreviation of Good Supply Practices. It is a set of management procedures and standards regulating the drugs supply chain. GSP covers mainly quality control in the stocking, depositing and sale of pharmaceutical products for pharmaceutical trading enterprises. Standards and management procedures of GSP also include facility requisites, personnel qualifications and responsibilities, regulations and processes for quality control and systems of document management.

GSP was developed for quality management of the drugs supply chain and was promoted by the World Health Organization (“WHO”). Many countries have formulated their own requirements for GSP based on the GSP promoted by WHO. The current GSP regulations in the PRC became effective on July 1, 2000, and all pharmaceutical trading enterprises in the PRC are now required to obtain GSP certification.

Permits and Approvals for Our Business Operations

The following are the principal permits and approvals which have been obtained by our Group for the purposes of our business and operations:

Permit/Approval	Validity Period	Holder	Issuing Authority
Pharmaceutical Trading Enterprise Permit	1 January 2010 to 31 December 2014	Anqing Pharmaceutical	Anhui Province Food & Drugs Administration
Pharmaceutical Equipment Trading Enterprise Permit	29 March 2006 to 28 March 2011	Anqing Pharmaceutical	Anhui Province Food & Drugs Administration
GSP Certificate	3 September 2008 to 2 September 2013	Anqing Pharmaceutical	Anhui Province Drugs Administration

Renewal procedures for the permits and the approvals will be generally carried out between one to six months prior to the expiry of the validity period.

Employees

As of December 31, 2009 we had a total of 158 employees. The following table sets forth the number of our employees categorized by function as of that date:

FUNCTION	NUMBER OF EMPLOYEES
CEO Office	8
Quality Control	6
Transportation	18
Sales	49
Plantation	5
Warehouse	47
Finance	12
Administrative/Office	8
Purchasing	5
TOTAL	158

ITEM 1A.

RISK FACTORS

Risks Relating to Our Business

We face and may continue to face substantial competition

We are a natural herbs producer, and medical products distributor.  Although we believe we do not have direct competitors who possess operations similar to ours, competition from other operators in each of our business segments may be intense.  In particular, in our sales and distribution business, we face and expect to face significant competition from existing competitors as well as new entrants.  Amongst the different locations we operate in, those in the southeastern parts of China may be particularly competitive. There may be new competitors that have better technical expertise, better pricing, larger clientele, larger teams and greater financial, technical, marketing and other resources than we do, and are in a better position to develop and expand their market share. If we fail to compete successfully, our business, financial condition and operating results may be materially adversely affected.

We do not own the land where our plantations are located, and there are risks associated with our leasing and use of such land

We do not own the land on which our plantations are located. The land is either state-owned or collectively owned by farmers of the surrounding villages and is leased to us either by local governments or by various villagers’ committees.  There are legal risks associated with the registration system for agricultural land use rights in China. In comparison with land in urban areas in China, the procedures and practices for issuing land use rights certificates for agricultural land in rural areas are not fully established, thereby creating uncertainties relating to evidence of title of the land use rights and their assignments. Although the Bureau of State Land Resource in Yuexi Municipal Government and Qianshan Municipal Government have each issued a letter to verify the title of our leased land and the authority of relevant village committees to enter into the lease agreements with us, our PRC Legal Adviser has advised us that such letters may not serve as conclusive evidence of the title and there is no means of conclusively determining the ownership and actual size of the agricultural land we leased for our plantation. In addition, as formal land surveys have not been conducted on the agricultural land, we are unable to determine if our plantation has kept to the geographical boundaries of the parcels of agricultural land leased to us. In the event that we are found to have exceeded the geographical boundaries, claims may be brought against us for trespass. The absence of well developed procedures and practice to evidence title to agricultural land and the absence of formal land surveys demarking geographical boundaries expose us to potential trespass claims, and other legal risks, which, if eventuated, will impact on our operations and financial results.

Our profitability may be affected if we fail to keep up with technological advancements in farming techniques

We believe that the pharmaceutical industry is characterized by rapid changes in technology in terms of farming techniques for herbs. Future technological improvements and continual product development in the pharmaceutical market in the PRC may affect our competitiveness. Therefore, our future success will largely depend on our ability to improve the efficacy of our existing farming techniques, and diversify our product range to meet the requirements of the changing market in the PRC. Should we fail to respond to these frequent technological advances by improving our existing products or developing new products in a timely manner or should such products fail to achieve a desirable level of market acceptance, there may be an adverse impact on our business and profitability.

We do not have product liability insurance

All of our products are currently sold in the PRC. We have not obtained any insurance against liability for any proprietary or third party pharmaceutical products sold or distributed by us as this is not a statutory requirement under current PRC laws and regulations and, to our knowledge, such product liability insurance is not typically available in China.  Under the Product Quality Law of the PRC, if a defective product causes property damage or personal injury, the manufacturers and vendors of the product are liable for the property damage or the personal injuries.  In addition, under the Law of the Protection of the Consumer’s Rights and Interests, the relevant administration for industry and commerce is authorised to impose penalties on manufacturers and vendors for such product liability. At present, all business entities must observe and comply with the Law of the Protection of the Consumer’s Rights and Interests in providing goods and/or consumer services. We may face claims of product liability from consumers of proprietary and third party pharmaceutical products, arising from the alleged harmful effects of consumption or use of our products. Although third-party manufacturers have agreed to indemnify us in relation to all losses arising or in connection with the sale of their products, any actions taken by consumers against us may jeopardize the image of our company which may in turn adversely affect our sales. We may be required to pay considerable compensation in claims related to alleged harmful effects of use of our proprietary products. Even if we are able to successfully defend such claims, there is no assurance that end-users will not lose confidence in our products, thereby adversely affecting our business and reputation. Further, we may have to incur significant expenses, time and effort in defending such claims. Should any product liability claims be made against us, there would be an adverse impact on our business, financial and operating results and reputation.

Changes in governmental regulations in the PRC could adversely affect our business

At the present time, all of sales are made in the PRC and we do not currently have any plans to qualify our products for sale outside China. As such, we are especially vulnerable to changes in PRC governmental regulations regarding the pharmaceutical industry.  In particular, in an effort to meet the challenges of globalization and further improve the standards of quality and safety, the Chinese government may update or enhance its current polices and regulations governing manufacture and distribution of pharmaceutical products. If the existing policies and regulations are changed, or heightened requirements are established, our business could be adversely affected. There is no assurance that such changes will not adversely affect our financial performance and profitability.

We May Not Be Able to maintain the certificates, permits and business licenses needed to carry on our business operations.

To carry out pharmaceutical business in the PRC, pharmaceutical manufacturing and trading enterprises are required to obtain certain certificates, permits and business licences from the SFDA and the local Bureau of Industry and Commerce. These certificates, permits and business licences are subject to periodic renewal and reassessment by the relevant PRC governmental authorities and the standards of compliance required in relation thereto may be changed from time to time. If we fail to meet certain standards imposed by the SFDA or other governmental agencies during their checks on our products and facilities, our certificates, permits and business licences may be suspended or revoked. Suspension, revocation or non-renewal of the certificates, permits and business licences which we require to operate our business will have a material adverse impact on our business, financial and operating results.

In our effort to expand, we may be unable to meet our future funding requirements and may require additional funding, which may not be available to us

As part of our business strategy to expand and grow our business, it is anticipated that we may need to raise additional funds. If we require additional funding, we may have to raise capital by issuing equity or debt securities or by borrowing funds from banks or other sources. There is no assurance that any additional financing we may need, will be available on terms favourable to us, or at all.  Furthermore, if we need additional capital and cannot raise it on acceptable terms, we may not be able to fully realize our expansion plans or respond to competitive pressures or unanticipated requirements, in which case, our business, financial and operating results would suffer.

Our plantations rely on local farmers who we do not source or employ directly

Most of the cultivation work for our natural herbs is performed by hand and local farmers have been the main source of labor. We do not source or employ these farmers directly. Instead, the farmers are recruited and employed by the local Villagers' Committees that assign them to work on our plantations. Further, most of our plantations are located in high altitude which may be relatively difficult to access.  A shortage of suitable laborers or the availability of them at commercially acceptable costs may adversely affect our ability to harvest our natural herbs which would adversely affect our operations and financial results.

Our plantation may be affected by natural disasters and extreme changes in weather

Our natural herbs plantation is located in the Yuexi County, Anhui Province, PRC, with most of them located in high altitude. We generally sow the seeds for our natural herbs in the spring and harvest them in autumn. Although no natural disaster having material adverse effect has occurred to our natural herbs plantation so far, any extreme weather changes such as flood or drought or natural disasters such as soil erosion or earthquake may adversely affect our plantation.

Unexpected changes in political, economic and social conditions in the PRC or changes in expected demand for our pharmaceutical products may adversely affect the Company’s ability to market its products.

Unexpected changes in political or social conditions in China, changes to the Chinese economy or the introduction of new or different products that are found to be superior in quality or more innovative than our current products would adversely affect our revenues and profitability.

Our success is dependent on retaining key personnel who would be difficult to replace.

Our success depends largely on the continued services of our key management.  In particular, our success depends on the continued efforts of XueXiang AI, our Chief Executive Officer.  XueXiang AI has been instrumental in developing our business model and is crucial for our business development. There can be no assurance that XueXiang AI will continue in his present capacities for any particular period of time.  The loss of the services of XueXiang AI could materially and adversely affect our business development.  This could force us to curtail or cease our business operations.

Risks Relating to Our Common Stock

There is not currently a public market for our shares and there is no assurance that a public market will develop in the future.

There currently is no public market for our shares, and no assurance can be given that a market will develop in the future.   We are contractually obligated under the terms of the Series A Preferred Stock Purchase  Agreement dated October 28, 2009, with DBS Nominees (Private) Limited, and Seavi Advent Equity V (A) Ltd, to use our reasonable best efforts to complete a qualified public listing of our common stock on the New York Stock  Exchange,  NASDAQ or an internationally recognized non-U.S. stock exchange on or before December 3, 2010.  However, there is no assurance that a public trading market for our shares will be created. In addition, even in the event that our shares are approved for public trading, there is no assurance that an active market will develop. The trading price of our shares may be highly volatile and trading volume may be sporadic.

Tthe Company’s directors and executive officers beneficially own a majority of the Company’s outstanding common stock, which gives them control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

Following completion of the share exchange transaction, the Company’s officers and directors own, in the aggregate, approximately 59.22% of the Company’s outstanding common stock. The interests of the officers and directors may differ from the interests of other stockholders.  As a result, the officers and directors will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•

Electing or defeating the election of directors;

•

Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

•

Effecting or preventing a merger, sale of assets or other corporate transaction; and

•

Controlling the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of the Company’s officers and directors may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Risks Relating to Doing Business in the PRC

All of our assets are located in the PRC and all of our revenues are derived from our operations in the PRC. Accordingly, our business, financial condition, results of operations, and prospects are subject, to a significant extent, to economic, political and legal developments in the PRC.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in the PRC, our liquidity and access to capital, and our ability to operate our business.

Our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth, growth has been uneven, both geographically and among various sectors of the economy.  The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources.  The PRC economy has been transitioning from a planned economy to a more market-oriented economy.  Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the PRC government.  In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Since late 2003, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of the PRC’s economy.  These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

The PRC legal system embodies uncertainties which could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  The overall effect of legislation has been significantly enhanced protections afforded to various forms of foreign investment in the PRC.  However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, because PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation.  Also, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the medical industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.  These uncertainties could limit the legal protections available to us.

The fluctuation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we receive US dollars from an offering of our securities and thereafter seek to convert those dollars into Renminbi in order to use them for our operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.   Since 2005, the PRC government has permitted the Renminbi to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in significant appreciation of the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

Because our assets are located outside of the United States and all of our directors and officers reside outside the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce a U.S. court judgment against us or them in the PRC.

All of our directors and officers reside outside the United States. In addition, our operating subsidiaries, are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.

 PROPERTIES.

Land Leases.  We currently have lease agreement covering approximately 15.1 million sq m of arable land. This land is used to grow natural herbs.  The land where our plantations are located is owned collectively by all farmers living in the surrounding area. The local Villagers’ Committees and local governments enter into leasing agreements with us on behalf of the farmers who own the land collectively and the leasing term for the land ranges from 10 years or 50 years.

The local Villagers' Committee assigns farmers to work on our plantations and we do not directly employ those farmers. We specify the types of natural herbs to be cultivated and the farmers purchase seeds and provide the labor to carry on all cultivating activities, including seeding, sowing, fertilizing, watering and harvesting. We provide the farmers with technical assistance and training including cultivation know-how and pickling techniques and we also supervise the plantations to ensure the quality of its output. We purchase the natural herbs from the local farmers after they are harvested at a price which reflects their labor and raw material costs.

Office and Warehouse Facilities.   We currently lease one office building and two warehouse buildings which are used for ordinary operations and for storage of goods. The address of these facilities is No. 2 Jin 9 Road, Wei 2 Middle Road, 1.3 Development Park, Anqing City, Anhui Province, PRC.

The present facility of 22,185 m2 comprises 4 warehouses for western and OTC drugs, 2 warehouses for medical supplies, 1 warehouse for processed Chinese herbs, and 1 administration building. All warehouses are GSP certified, climate controlled, and managed using the GSP-certified warehouse management system. Surveillance cameras are fixed at the packing bay for monitoring purposes.

The lease term for these facilities is until September 27, 2053.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Trading Market

As of December 31, 2009, and as of the date of this report, there was not an established public trading market for the Company’s shares.

Holders.

As of December 31, 2009 there were 71,416,660 shares of common stock issued and outstanding and approximately 50 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2009 or 2008.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Company Overview

Results of Operations

Consolidated Results of Operation for Sinocom Pharmaceutical, Inc., and Subsidiaries for the Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008.

Revenue

Revenue for the fiscal year ended December 31, 2009, was $86,120,071, as compared to revenue of $64,772,822 for the fiscal year ended December 31, 2008, an increase of $21,347,249, or approximately 33%.  The increase in revenue was attributable to both the distribution of pharmaceutical products (for which revenues increased by $13,566,859, or approximately 24%, in 2009 as compared to 2008, and to sales of cultivated natural herbs (for which revenue increased by $7,780,390, or approximately 92.5%, in 2009 as compared to 2008).    The increase in revenue from sales of cultivated herbs is primarily attributable to an increase in the size of our natural herbs plantation from approximately 11.8 million square meters in 2008 to approximately 15.1 million square meters in 2009, and to an increase in the number of cultivated herbs from

7 to 10.  The increase in revenue from distribution of pharmaceutical products is primarily attributable to the higher sales and marketing effort and the results of PRC's 2009 RMB850 billion Health Reform Plan where major efforts are focused on improving medical care for the rural population (where our distribution business is).

Gross Profit

Cost of Sales increased $14,773,251, or approximately 33%, to $59,552,594 for the fiscal ended December 31, 2009, as compared to $44,779,343 for the fiscal year ended December 31, 2008, primarily as a result of higher sales volume. Gross profit for the fiscal year ended December 31, 2009, increased $6,573,998, or approximately 32.9%, to $26,567,477 for the fiscal year ended December 31, 2009, as compared to $19,993,479 for fiscal year ended December 31, 2008.  The increase in gross profit is attributable to the increased sales volume for the same period.

General and Administrative Expenses

For the fiscal year ended December 31, 2009, general and administrative expenses were $3,895,869 as compared to general and administrative expenses of $2,965,623 for the fiscal year ended December 31, 2008. The increase of $930,246, or approximately 31%, was primarily attributable to increased sales promotional expenses

Income From Operations

Income from operations increased $5,643,752, or approximately 33%, to $22,671,608 for the year ended December 31, 2009 as compared to $17,027,856 for the fiscal year ended December 31, 2008 mainly due to higher sales achieved in the year.

Net Income

The Company recorded net income of $16,912,542 for the fiscal year ended December 31, 2009, as compared to net income of  $12,809,211 for the  fiscal year ended December 31, 2008. The increase of 4,103,331, or approximately 32%, was mainly due to higher sales achieved in 2009.

Consolidated Results of Operation for Sinocom Pharmaceutical, Inc., and Subsidiaries for the Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008.

We anticipate that the existing cash and cash equivalents on hand, together with the net cash flows generated from our business activities will be sufficient to meet our working capital requirements for our current level of operations and to sustain our business operations at the current levels for the next twelve months.

Liquidity and Capital Resources

Total Current Assets & Total Assets

As of December 31, 2009, we had current and total assets of $59,152,836 and $61,132,961, respectively, as compared to current and total assets of $20,092,321 and $20,783,951, respectively, as of December 31, 2008.  The increase in current assets and total assets from December 31, 2008 to December 31, 2009, of $39,060,515 and $40,349,010, respectively, each of which represents an increase of approximately 194%, are primarily attributable to higher cash and accounts receivables. The increase in cash is attributable both to net cash provided by operating activities and net cash provided by financing activities, while the increase in accounts receivable is attributable to higher sales achieved in 2009.

Total Current Liabilities

As of December 31, 2009, we had total current liabilities of $18,473,922, as compared to total current liabilities of $8,191,390, as of December 31, 2008.  The increase in total current liabilities of $10,282,589, or approximately 126%, is primarily attributable to higher trade payables.

Operating Activities

Net cash provided by operating activities was $16,465,241 for the year ended December 31, 2009, as compared to $13,551,215 for the year ended December 31, 2008. The increase of $2,914,026, or approximately 22%, was attributable to higher net income and increases in both accounts payables and accrued expenses as at December 31, 2009.

Investing Activities

Net cash used by investing activities was $1,473,815 for the year ended December 31, 2009, as compared to $202,132 for the year ended December 31, 2008. The increase of 1,271,683 was attributable to land rights acquired as at December 31, 2009.

Financing Activities

Net cash provided by financing activities was $13,191,849 for the year ended December 31, 2009, as compared to $49,030,327 used by financing activities for the year ended December 31, 2008. The increase of $62,164,642 was attributable to the receipt of net proceeds of $13,191,849 from issuance of preferred shares on December 3, 2009, and to the fact that in the year ended December 31, 2008, prior to completion of the share exchange transaction with Rolling Rhine Holdings, Ltd., we paid dividends of $47,647,044.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SINOCOM PHARMACEUTICAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

517 Route One                                                                                                                                     1 Penn Plaza

Iselin, New Jersey 08830

               36th Floor

732. 855.9600                                                                                                           New York, NY  10119

Fax:732.855.9559

          212.867.1319

www.acsbco.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Sinocom Pharmaceutical, Inc

We have audited the accompanying balance sheets of Sinocom Pharmaceutical, Inc (a Nevada corporation) and subsidiaries as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and comprehensive income, and cash for the years ended December 31, 2009 and 2008 and the financial statement schedule for each of the years in the two-year period ended December 31, 2009. Sinocom Pharmaceutical, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinocom Pharmaceutical, Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, NY

March 25, 2010

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	12/31/2009	12/31/2008

Current Assets

Cash and cash equivalents	$34,363,124	$5,302,591
Accounts receivable	22,488,263	11,912,091
Inventory	2,120,516	2,798,019
Prepaid expenses and other receivables	180,933	79,620
Total Current Assets	59,152,836	20,092,321

Intangible assets, net	1,366,234	-
Property & equipment, net	613,891	691,630
Total Assets	$61,132,961	$20,783,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$16,169,647	$6,715,190
Due to related parties	-	163,225
Other payables	83,844	72,643
Income tax payable	2,220,501	1,240,345
Total Current Liabilities	18,473,992	8,191,403

Stockholders' Equity

Common stock, par value $.001; 150,000,000 shares authorized; 71,416,660 and 71,416,660 shares issued and outstanding at December 31, 2009 and 2008	71,417	71,417
Preferred stock, par value $.001; 20,000,000 shares authorized;15,847,099 and -0- shares issued and outstanding at December 31, 2009 and 2008	15,847	-
Additional paid in capital	13,856,076	323,450
Statutory reserve	7,617,885	7,617,885
Other comprehensive income	4,903,784	4,884,220
Retained earnings	16,193,960	(304,424)
Total Stockholders' Equity	42,658,969	12,592,548
Total Liabilities and Stockholders' Equity	$61,132,961	$20,783,951
The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31,

2009		2008

Sales, net	$86,120,071	$64,772,822

Cost of sales	59,552,594	44,779,343
Gross profit	26,567,477	19,993,479

General and administrative expenses	3,895,869	2,965,623
Income from operations	22,671,608	17,027,856

Other (income) expense
Other expense	6,710	855
Interest expense	-	240,861
Interest (income)	(57,284)	(350,681)
Total other (income) expense	(50,574)	(108,965)
Income before income taxes	22,722,182	17,136,821

Provision for income taxes	5,809,640	4,327,610
Net income	$16,912,542	$12,809,211
Deemed dividend from beneficial conversion feature of Series A preferred stock	(356,624)	1
Preferred A Dividend	(57,534)
Dividend paid	-	(47,647,044)
Net income (loss) available to common shareholders	$16,498,384	$12,809,211

Net income per common share
Basic	$0.2310	$0.1794
Diluted	$0.2271	$0.1794
Weighted average common shares outstanding
Basic	71,416,660	71,416,660
Diluted	72,632,328	71,416,660
Consolidated Statements of Comprehensive Income
Net income	$16,912,542	$12,809,211
Foreign currency translation adjustment	19,564	1,810,043
Comprehensive income	$16,932,106	$14,619,254
The accompanying notes are an integral part of these consolidated financial statements.
SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$16,912,542	$12,809,211
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	173,584	119,065
Loss on disposal of PP&E	301	-
(Increase) / decrease in assets:
Accounts receivables	(10,555,381)	1,654,396
Inventory	678,669	2,022,449
Prepaid expense and other receivables	(100,657)	(1,832)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	8,242,701	(604,573)
Income tax payable	1,113,353	(1,282,353)
Due to related parties	-	(1,182,597)
Other payables	-	17,449
Total Adjustments	(447,430)	742,004
Net cash provided by operating activities	16,465,241	13,551,215

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(10,128)	(202,132)
Purchase of intangible assets	(1,463,687)	-
Net cash used by investing activities	(1,473,815)	(202,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-	(1,706,161)
Proceeds from issuance of stock	-	322,878
Proceeds from issuing preferred stock	13,191,849	-
Dividend paid	(57,534)	(47,647,044)
Net cash provided by financing activities	13,134,315	(49,030,327)

Effect of exchange rate changes on cash and cash equivalents	934,792	1,448,703
Net change in cash and cash equivalents	29,060,533	(34,232,541)
Cash and cash equivalents, beginning balance	5,302,591	39,535,132
Cash and cash equivalents, ending balance	$34,363,124	$5,302,591
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$4,829,484	$5,609,566
Interest payments	$-	$240,861
The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock
	Shares	Amount	Shares		Amount	Additional Paid-in-Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2007	428,500	$4,285	-		$-	$163,992	$3,074,177	$7,617,885	$34,437,121	$45,297,460
Foreign currency translation adjustments							1,810,043			1,810,043
Stock Issuance	67,131,660	67,132				255,746				322,878
Dividend paid									(47,647,044)	(47,647,044)
Income for the twelve months ended December 31, 2008									12,809,211	12,809,211
Balance December 31, 2008	71,416,660	$71,417	$ -	$	$ -	$323,450	$4,884,220	$7,617,885	$(304,424)	$12,592,548

Foreign currency translation adjustments							19,564			19,564
Proceeds from issuing preferred stock			15,847,099		15,847	13,176,002				13,191,849
Deemed dividend on preferred stock issuance						356,624			(356,624)	-
Preferred dividend									(57,534)	(57,534)
Income for the twelve months ended December 31, 2009									16,912,542	16,912,542
Balance December 31, 2009	71,416,660	$71,417	15,847,099		$15,847	$13,856,076	$4,903,784	$7,617,885	$16,193,960	$41,748,329
The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Translation Adjustment

As of December 31, 2009 and December 31, 2008, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. At December 31, 2009, there were no contingencies which required a loss provision.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits and certificates of deposit.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were no allowances for doubtful accounts as of December 31, 2009 and 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. As of December 31, 2009 and 2008, inventory consisted of finished goods valued at $2,120,516 and $2,798,019, respectively.

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

Buildings	20 years
Transportation equipment	5 years
Electronics	5 years

 At December 31, 2009 and 2008, Property, Plant & Equipment consist of the following:

	2009	2008
Buildings	$809,494	$809,494
Transportation equipment	199,602	197,123
Electronics	88,478	86,847
Total	1,097,574	1,093,464
Accumulated depreciation	(483,683)	(401,834)
	$613,891	$691,630

Depreciation expense was $76,131 and $95,287 for the year ended December 31, 2009 and 2008 respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. Management evaluates the recoverability of intangible assets periodically and takes into account events or

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land rights purchased in 2009 will expire in 2019. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	10 years

As of December 31, 2009 and 2008, the components of finite-lived intangible assets are as follows:

                                                                                                                      12/31/2009             12/31/2008

Land use right	$1,463,687	$-

Less: Accumulated amortization	(97,453)	-
	$1,366,234	$-

Amortized expense was $97,453 and $-0- for the year ended December 31, 2009 and 2008 respectively.

The estimated future amortization expenses related to intangible asset as of December 31, 2009 are as follows:

Years Ending December 31,
2010	$146,369
2011	146,369
2012	146,369
2013	146,369
2014	146,369
Thereafter	634,389

Long-Lived Assets

Effective January 1, 2002, the Company adopted the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except thatfair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

The Financial Instrument Topic of the FASB Accounting Standards Codiciation (“ASC 825” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  Advertising costs were $15 and $889 for the twelve months ended December 31, 2009 and 2008, respectively.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of whom are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

standards will have on our consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards CodificationTM (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in  Notes to the Condensed Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force),

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – DUE TO RELATED PARTIES

The Company has payables due to several related parties.  As of December 31, 2009 and 2008, due to related parties were $0 and $163,225, respectively.

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

The following is a reconciliation of income tax expense for the twelve months ended December 31, 2009 and 2008:

12/31/2009	U.S.	International	Total
Current	$-	$5,809,640		$5,809,640
Deferred		-		-
Total	$-	$5,809,640		$5,809,640

12/31/2008	U.S.	International		Total
Current	$-	$4,327,610		$4,327,610
Deferred		-		-
Total	$-	$4,327,610	S	4,327,610

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of December 31, 2009 and 2008.

Note 6 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, extending through January 2018 that it pays for on an annual basis and accrues for throughout the year. For the twelve months ended December 31, 2009 and 2008, rent expense was $357,586 and $316,369, respectively.  The future minimum obligations under these agreements are as follows:

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Year 1

$   345,919

Year 2

$   345,919

Year 3

$   345,919

Year 4

$   345,919

Year 5

$   338,735

Thereafter

$   1,083,338

The Company has entered into a land lease for 50 years through April 30, 2059. Terms of lease call for 5 payments at the beginning of each ten year period.  The total minimum obligation under the lease total $7,227,618 with second payment due May 1, 2019. Any breach by either party to the lease calls for a penalty payment of approximately $146,259 plus any economic loss incurred. The first payment has been capitalized and is being amortized over ten years. Amortization expense for the twelve months ended December 31, 2009 and 2008 totaled $97,453 and $0, respectively.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2009 and 2008, the Company had allocated $7,617,885 and $7,617,885, respectively, to these non-distributable reserve funds.

Note 8 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2009 and 2008, are as follows:

          Twelve Months Ended December 31,

	2009	2008
Balance at December 31, 2008 and 2007	$4,884,220	$3,074,177
Foreign currency translation adjustment	19,564	1,810,043
Balance at December 31, 2009 and 2008	$4.903,784	$4,884,220

The components of accumulated other comprehensive income, net of related taxes at December 31, 2009 and 2008 are as follows.

	2009	2008
Foreign currency translation adjustment	$19,564	$1,810,043

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Note 10 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable at December 31, 2009 and 2008.  No customer accounted for greater than 10% of sales for the twelve months ending December 31, 2009 and 2008.  No vendor accounted for more than 10% of purchases for the twelve months ended December 31, 2009 and 2008. At December 31, 2009 and 2008, no vendor accounted for more than 10% of accounts payable.

Note 11 – RELATED PARTY TRANSACTIONS

Facility swap

The Company did a facility swap with its CEO on August 20, 2008. Under the facility swap agreement, the Company agrees to swap all the benefits and costs associated with its office building with those of a warehouse and an office building owned by the CEO. The agreement will expire on July 31, 2019.

Inter-company loans

There are inter-company loans without any interest payable between parent companies and subsidiaries. The loans payable to Sinocom from China Zhongxiyao and Rolling Rhine Holdings Limited as at December 31, 2009 are $11,995,979 and $320,167 respectively. The loan payable to China Zhongxiyao Limited from Anqing Zhongxiyao Limited as at December 31, 2009 is $760,557. The loan payable to Rolling Rhine Holdings Limited from China Zhongxiyao Limited as at December 31, 2009 is $531,708.

Note 12 – SERIES A CONVERTIBLE PREFERRED STOCK

On October 28, 2009, the Company entered into a Series A Preferred Stock Purchase Agreement (the” Agreement”) with key shareholders and some investors. The Company authorized and issued to Investors $15,000,000 of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) at a price of $0.9465 per share. The Preferred shares are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) constituting 18.16% of the outstanding shares of Common Stock of the Company, determined on a fully-diluted basis.  The company incurred offering cost of $1,808,151, which are subtracted from the total proceeds and against additional paid in capital.

Holders of Series A Preferred Stock will be entitled to receive cash dividends, which will accrue at the rate of 5.0% per annum for the twelve month period following the issue date and at the rate of 10.0% per annum for each twelve month period thereafter.  The Series A Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, senior to the Company’s common stock. The company paid $57,534 in dividends through December 31, 2009.

Assuming a valuation of $0.969 per share and the conversion of the Series A Preferred Stock into 15,847,099

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

shares of common stock at an effective conversion price of approximately $0.9465 per share which is obtained by dividing the amount to be allocated to the BCF by the 15,847,099 common shares, pro forma net income per common share would be:

Pro forma basic and diluted net income:
Net income	$16,912,542
Deemed dividend from beneficial conversion feature of preferred stock	(356,624)
Net income applicable to common shareholders	$16,555,918

Pro forma weighted average shares outstanding:
Weighted average common shares outstanding	71,416,660
Common shares to be issued upon conversion of preferred stock	15,847,099
Pro forma weighted average shares outstanding	87,263,759

Pro forma basic and diluted net income per share	$0.1897

Management estimated a valuation of $0.9690 per share by using the Discounted Cash Flow (DCF) Method with the following assumptions.

1.	Discount rate of 25% as calculated under the Weighted Average Cost of Capital Method. (WACC) Assumptions used as follows.
	Discount Rate Build Up Computation /Capital Asset Pricing Model (CAPM)
Risk free Rate:	3.11%	Market yield to maturity on 10 yr PRC Bond
Market Risk Premium:	15.58%	Market return less risk free rate
Cost of Debt	7.2%	Pre-tax expected lending rate (tax rate 25%)
CAPM (Beta) Adjustment: .769	15.1%	Weighted average Cost of capital
Expected Market Return	18.69%	Weighted average of the internal rate of return of all members of the Country’s major index
Specific Company Risk Adjustment:	3.00%	Per Specific Company Risk Adjustment Computation (rounded)
Total Discount Rate	25%
2.	The Company’s management’s anticipated future results of the benefit stream to the owners of the Company based on its four year forecasts.
3.	Growth rate estimate of 18.69% for the four years after 2010. Pharmaceutical industry, and the Company’s long term expectation.
4.	Discount for Lack of Marketability (DLOM) of 25% based on the observation range

The DCF method resulted in a value of approximately $11265 million, discounted by the 25% DLOM resulted in an adjusted value of approximately $84.5 million, then divide by the 15,847,099 common shares assuming the conversion of preferred stock to arrive at the value of approximately $0.969 per share.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 13 – SUBSEQUENT EVENTS

For the year ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through March 25, 2010, the date of the financial statement issuance.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of December 31, 2009, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Chi Kwong WAN	49	Chairman
XueXiang AI	48	CEO and Director
Tuck Wing PANG	44	CFO and Director
Stanley Leung	46	Director

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

Mr. Stanley Leung was appointed as a director of the Company on December 3, 2009. Mr. Leung is a Senior Vice President in DBS Private Equity. Mr. Leung's business  experience includes over 23 years of management experience in various roles including auditor and reporting accountant of private and listed companies, regulator in the listing division of the Stock Exchange of Hong Kong, investment banker with Citigroup, and transactor with CVC Asia Pacific for leveraged buy-outs in the PRC and South East Asian region. He obtained a Master of Commerce degree from the University of New South Wales in Australia and is a fellow member of the Australian Society of Certified Practicing Accountants.

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

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The Company’s chief executive officer , chief financial officer and all other executive officers did not receive receive remuneration in excess of $100,000 during the fiscal years ended December 31, 2009 and 2008.  The total compensation paid to the Company’s chief executive officer for the fiscal years ended December 31, 2009 and 2008, was $30,527 and $22,435, respectively.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended December 31, 2009.

Employment Agreements

The Company has entered into employment agreements with its executive officers, copies of which are attached as exhibits to this Annual Report on Form 10-K.

Aside from the foregoing, we have no written employment agreements with our officers and directors.  Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements.  We have no plans or packages providing for compensation of officers after resignation or retirement.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Accordingly, no compensation was awarded to, earned by, or paid to any of our directors for their services rendered as directors for the fiscal year ended December 31, 2009 or for any prior fiscal year. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Mr. Chi Kwong WAN (1) Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	34,237,146	47.94%
Common	Eastern Wealthy International Invest Limited (2) Sea Meadow House, Blackburne Highway (P.O. Box 116), Road Town, Tortola, British Virgin Islands	8,055,799	11.28%

Common	Always Host International Development Limited (3) Sea Meadow House, Blackburne Highway (P.O. Box 116), Road Town, Tortola, British Virgin Islands	4,027,899	5.64%
Common	Siang Meng TAN Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	4,699,217	6.58%
Common	Wei Seng KONG Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	4,699,217	6.58%
Common	Choon Giok LOW Apt Blk 516, Jurong West Street 52 #03-79, Singapore, 640516	4,699,217	6.58%
Common	XueXiang AI (1) Block 1, Room 502, Zhuang Yuan Fu Street, Ying Jiang District, Anqing City, Anhui Province. PRC.	8,055,799 (4)	11.28%
Common	Tuck Wing PANG (1) 334 Kang Ching Road, #08-250 Singapore 610334	0	0
Common	Stanley Leung 6 Shenton Way DBS Building, Tower 1 Singapore 068809	0	0
Common	DBS Nominees (Private) Ltd 6 Shenton Way DBS Building, Tower 1 #30-01 CapMkts-Private Equity Singapore 068809	8,451,786 (5)
Common	SEAVI Advent Equity V (A), Ltd c/o #05-04/05 Odeon Towers 331 North Bridge Road Singapore 188720	7,935,313 (6)

Common	All Directors and Executive Officers as a Group ( 4 in number)	42,292,945	59.22%

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

(5)

Includes 8,451,786 shares underlying the conversion of Series A Preferred Stock held by the named shareholder.

(6)

Includes 7,935,313 shares underlying the conversion of Series A Preferred Stock held by the named shareholder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

Based upon the foregoing criteria, our Board of Directors has determined that XueXiang AI is not an independent director under these rules as he is also employed by the Registrant as its CEO and Tuck Wing Pang is not an independent director under these rules as he is also employed by the Registrant as its CFO.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Acquavella, Chiarelli, Shuster, Berkkower & Co, LLP (“Acquavella”) was the Company’s principal accountant for the fiscal year ended December 31, 2009.  The aggregate fees billed by Acquavella for audit of the Company's annual financial statements for the fiscal year ended December 31, 2009, were $70,000.

Morgenstern, Svoboda & Baer, CPA’s, P.C. (“Morgenstern”) was the principal accountant for the Company’s subsidiary, Rolling Rhine Holdings, Ltd., for the fiscal year ended December 31, 2008.  The aggregate fees billed by Morgenstern for audit of the annual financial statements of Rolling Rhine Holdings, Ltd., for the fiscal year ended December 31, 2008, were $70,000.

Audit Related Fees

Acquavella did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009.   2008.

Morgenstern did not bill the Company or Rolling Rhine Holdings, Ltd., any amounts for assurance and related services that were related to its audit or review of the financial statements of Rolling Rhine Holdings, Ltd., during the fiscal years ended 2008.

Tax Fees

Acquavella did not bill the Company any amounts for tax compliance, advice and planning for the fiscal year ended December 31, 2009.

Morgenstern did not bill the Company or Rolling Rhine Holdings, Ltd., any amounts for tax compliance, advice and planning for the fiscal year ended December 31, 2008.

All Other Fees

Acquavella did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2009.

Morgenstern did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2008.

Audit Committee's Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits.

2.1

Share Exchange Agreement dated January 20, 2009, by and between Tiger Acquisitions, Inc., Rolling Rhine Holdings, Ltd., and the shareholders of Rolling Rhine Holdings, Ltd, incorporated by reference from exhibit to Current Report on Form 8K filed with the Securities and Exchange Commission on February 20, 2009.

3.1(i)	Articles of Incorporation filed with the State of Nevada on September 13, 2007, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.
3.1(ii)	Bylaws incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.
3.3	Amended and Restated Articles of Incorporation incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009
3.4	Amended and Restated Bylaws incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2009
4.1	Certificate of Designations of Series A Preferred Stock incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009.
10.1	Series A Preferred Stock Purchase Agreement incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2009.
10.2

Investors’ Rights Agreement dated as of December 3, 2009 by and among the Company, the Investors and the Key Shareholders incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009.

10.3

Registration Rights Agreement dated as of December 3, 2009 by and among the Company and the Investors incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009.

10.4

Voting Agreement dated as of December 3, 2009 by and among the Company, the Investors and the Key Shareholders incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009.

10.5

Indemnification Agreement dated as of December 3, 2009 by and among the Company and the Series A Director incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009.

10.6

Guarantee dated as of December 3, 2009 by and among the Guarantors and the Investors incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009.

10.7	Executive Employment Agreement dated January 18, 2010, by and among the Company and Xuexiang AI, the Chief Executive Officer. *
10.8	Executive Employment Agreement dated January 18, 2010, by and among the Company and Tuck Wing Pang, the Chief Financial Officer.*
10.9	Service Agreement dated January 18, 2010, by and among the Company and Chi Kwong Wan, Chairman of the Board of Directors. *
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SINOCOM PHARMACEUTICAL, INC.

By:  /S/ Xuexiang AI

Xuexiang Ai, Chief Executive Officer

Date:  March 31, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Xuexiang AI

Xuexiang Ai, Chief Executive Officer and Director

Date:  March 31, 2010

By:  /S/ Tuck Wing PANG

Tuck Wing Pang, Chief Financial Officer, Principal Accounting Officer, and Director

Date:  March 31, 2010

By:  /S/ Chi Kwong WAN

Chi Kwong WAN, Chairman

Date:  March 31, 2010