Form 10-Q
period 2010-03-31
SINOCOM PHARMACEUTICAL, INC.
filed 2010-05-19
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [   ] Yes   [ X ] No

As of March 31, 2010, the Issuer had 71,416,660 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Sinocom Pharmaceutical, Inc. (the "Company" or the “Registrant), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Income (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6-7

Consolidated Statements of Stockholders’ Equity (Unaudited)	8

Notes to Unaudited Financial Statements	9-21

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS	3/31/2010	12/31/2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$23,892,938	$34,363,124
Accounts receivable	19,642,928	22,488,263
Inventory	2,416,201	2,120,516
Trade deposits	4,834,541	0
Prepaid expenses and other receivables	144,497	180,933
Total Current Assets	50,931,105	59,152,836
Intangible assets, net	6,903,061	1,366,234
Property & equipment, net	677,079	613,891
Construction In-progress	2,856,775	0
Total Assets	$61,368,020	$61,132,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,243,240	$16,169,647
Due to related parties	117,839	-
Other payables	252,483	83,844
Income tax payable	2,075,398	2,220,501
Total Current Liabilities	13,688,960	18,473,992

Stockholders' Equity
Common stock, par value $.001; 150,000,000 shares authorized; 71,416,660 shares issued and outstanding	71,417	71,417
Preferred stock, par value $.001; 20,000,000 shares authorized;15,847,099 shares issued and outstanding	15,847	15,847
Additional paid in capital	13,478,941	13,856,076
Statutory reserve	7,617,885	7,617,885
Other comprehensive income	4,922,485	4,903,784
Retained earnings	21,572,485	16,193,960
Total Stockholders' Equity	47,679,060	42,658,969
Total Liabilities and Stockholders' Equity	$61,368,020	$61,132,961

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(UNAUDITED)

	2010	2009
Sales, net	$24,896,351	$19,669,619

Cost of sales	16,169,013	12,939,180
Gross profit	8,727,338	6,730,439

General and administrative expenses	1,163,890	728,888
Income from operations	7,563,448	6,001,551

Other (income) expense
non operating income	(69,045)	2,339
Interest (income)	(6,187)	(8,620)
Total other (income) expense	(75,232)	(6,281)
Income before income taxes	7,638,680	6,007,832

Provision for income taxes	2,075,225	1,589,782
Net income	$5,563,455	$4,418,050
Preferred A Dividend	(184,932)	-
Net income (loss) available to common shareholders	$5,378,523	$-

Net income per common share
Basic	$0.0753	$0.07
Diluted	$0.0741	$0.07
Weighted average common shares outstanding
Basic
Diluted
Consolidated Statements of Comprehensive Income
Net income	$5,563,455	$4,418,050
Foreign currency translation adjustment	18,701	16,430
Comprehensive income	$5,582,156	$4,434,480

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,563,455	$4,418,050
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	154,966	23,611
Loss on asset retirements	3,161	-
(Increase) / decrease in assets:
Accounts receivables	2,845,335	(2,316,526)
Inventory	(295,685)	1,473,263
Prepaid expense and other receivables	36,436	(1,793,221)
Trade deposit	(4,834,541)	(25)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(4,926,407)	1,994,031
Other payables	168,639	1,892
Due to related parties	94,378	-
Income taxes payable	(145,103)	348,711
Total Adjustments	(6,898,821)	(268,264)

Net cash provided/(used) by operating activities	(1,335,366)	4,149,786

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(19,933)	-
Purchase of intangible assets	(5,674,996)	-
Construction in progress	(2,856,775)	-
Net cash used by investing activities	(8,551,704)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of issuing preferred stock	(377,135)
Preferred Dividend paid	(184,932)	-
Net cash used by financing activities	(562,067)	-

Effect of exchange rate changes on cash and cash equivalents	(21,049)	3,437,657

Net change in cash and cash equivalents	(10,470,186)	7,587,443
Cash and cash equivalents, beginning balance	34,363,124	5,302,591

Cash and cash equivalents, ending balance	23,892,938	$12,890,034
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	2,220,328	1,241,071
Interest payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2009	71,416,660	$71,417	15,847,099	$15,847	$13,856,076	$4,903,784	$7,617,885	$16,193,960	$42,658,969
Foreign currency translation adjustments						18,701			18,701
Cost of issuing preferred stock					(377,135)				(377,135)
Dividend on preferred stock								(184,932)	(184,932)
Income for the three months ended March 31, 2010								5,563,456	5,563,456

Balance March 31, 2010	71,416,660	71,417	15,847,099	15,847	13,478,941	4,922,485	7,617,885	21,572,485	47,679,060

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

Translation Adjustment

As of March 31, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency. According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. At March 31, 2010 and December 31, 2009, there were no contingencies which required a loss provision.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits and certificates of deposit.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were no allowances for doubtful accounts as of March 31, 2010 and December 31, 2009, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. As of March 31, 2010 and December 31, 2009, inventory consisted of finished goods valued at $2,416,201 and $2,120,516, respectively.

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

Buildings	20 years
Transportation equipment	5 years
Electronics	5 years

 At March 31, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	2010	2009
Buildings	$809,494	$809,494
Transportation equipment	212,191	199,602
Electronics	95,822	88,478
Total	1,117,507	1,097,574
Accumulated depreciation	(440,428)	(483,683)
	$677,079	$613,891

The depreciation expense was $16,797 and $23,611 for the three months ended March 31, 2010 and 2009, respectively.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

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

Land use right	10 to 50 years

As of March 31, 2010 and December 31, 2009, the components of finite-lived intangible assets are as follows:

	3/31/2010	12/31/2009
Land use right	$7,138,683	$1,463,687
Less: Accumulated amortization	(235,622)	(97,453)
	$6,903,061	$1,366,234

Amortization expense was $138,169 and $0 for the three months ended March 31, 2010 and 2009, respectively.

The estimated future amortization expenses related to intangible asset as of March 31, 2010 are as follows:

Years Ending March 31,
2010	$138,181
2011	138,181
2012	138,181
2013	138,181
2014	138,181
Thereafter	6,212,156

Long-Lived Assets

Effective January 1, 2002, the Company adopted the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2010, there were no significant impairments of its long-lived assets.

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Earnings Per Share Topic of the FASB Accounting Standards Codification (“ASC 260”). Net income per share for all periods presented has been restated to reflect the adoption of ASC 260. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amount held by pharmacy agencies. As of March 31, 2010 and December 31, 2009, the Company had paid $4,834,541and $0 as trade deposits respectively.

Note 4 – DUE TO RELATED PARTY

The Company has payables due to a related party.  As of March 31, 2010 and December 31, 2009, due to related party were $117,839 and $0, respectively.

Note 5 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 6 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As of January 1, 2008, the EIT is at a statutory rate of 25%.

The following is a reconciliation of income tax expense for the three months ended March 31, 2010 and 2009:

3/31/2010	U.S.	International	Total
Current	$-	$2,075,225		$2,075,225
Deferred	-	-		-
Total	$-	$2,075,225		$2,075,225

3/31/2009	U.S.	International		Total
Current	$-	$1,589,782		$1,589,782
Deferred	-	-		-
Total	$-	$1,589,782	S	1,589,782

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of March 31, 2010 and December 31, 2009.

Note 7 – COMMITMENTS & CONTINGENCIES

The Company has entered into a land lease for 50 years through April 30, 2059. Terms of lease call for 5 payments at the beginning of each ten year period.  The total minimum obligation under the lease total $ 7,228,825 with second payment due May 1, 2019. Any breach by either party to the lease calls for a penalty payment of approximately $146,283 plus any economic loss incurred. The first payment has been capitalized

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

and is being amortized over ten years. Amortization expense for the three months ended March 31, 2010 and 2009 totaled $36,622 and $0, respectively.

Note 8 – STATUTORY RESERVE

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2010 and December 31, 2009, the Company had allocated $7,617,885 and $7,617,885, respectively, to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2010 and December 31, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$4,884,220	$4,884,220
Change for the year ended 2009	19,564	19,564
Balance at December 31, 2009	4,903,784	4,903,784
Change for the three months ended March 31, 2010	18,701	18,701
Balance at March 31, 2010	$4,922,485	$4,922,485

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

Note 11 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable at March 31, 2010 and December 31, 2009.  No customer accounted for greater than 10% of sales for the three months ending March 31, 2010 and 2009.  No vendor accounted for more than 10% of purchases for the three months ending March 31, 2010 and 2009. At March 31, 2010 and December 31, 2009, no vendor accounted for more than 10% of accounts payable.

Note 12 – RELATED PARTY TRANSACTIONS

Facility swap

The Company did a facility swap with its CEO on August 20, 2008. Under the facility swap agreement, the Company agrees to swap all the benefits and costs associated with its office building with those of a warehouse and an office building owned by the CEO. The agreement will expire on July 31, 2019.

Inter-company loans

There are inter-company loans without any interest payable between parent companies and subsidiaries. The loans payable to Sinocom from China Zhongxiyao and Rolling Rhine Holdings Limited as at March 31, 2010 are $11,837,630 and $320,167 respectively. The loan payable to China Zhongxiyao Limited from Anqing Zhongxiyao Limited as at March 31, 2010 is $3,244,577. The loan payable to Rolling Rhine Holdings Limited from China Zhongxiyao Limited as March 31, 2010 is $478,525.

Note 13 – SERIES A CONVERTIBLE PREFERRED STOCK

Between May 29, 2007 and June 4, 2007, the Company raised $725,000 from two investors in a private placement of its Series A Convertible Preferred Stock at a purchase price of $10.00 per unit, for a unit consisting of one share of Preferred Stock and one Warrant.

On October 28, 2009, the Company entered into a Series A Preferred Stock Purchase Agreement (the” Agreement”) with key shareholders and some investors. The Company authorized and issued to Investors $15,000,000 of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) at a price of $0.9465 per share. The Preferred shares are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) constituting 18.16% of the outstanding shares of Common Stock of the Company, determined on a fully-diluted basis.  The company incurred offering cost of $2,185,286, which are subtracted from the total proceeds and against additional paid in capital.

Holders of Series A Preferred Stock will be entitled to receive cash dividends, which will accrue at the rate of 5.0% per annum for the twelve month period following the issue date and at the rate of 10.0% per annum for each twelve month period thereafter.  The Series A Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, senior to the Company’s common stock. The company paid dividend in amount of $184,932 for the three months ended March 31, 2010 and $57,534 through December 31, 2009, respectively

Assuming a valuation of $0.969 per share and the conversion of the Series A Preferred Stock into 15,847,099 shares of common stock at an effective conversion price of approximately $0.9465 per share which is obtained by dividing the amount to be allocated to the BCF by the 15,847,099 common shares, pro forma net income per common share would be:

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

Pro forma basic and diluted net income:
Net income	$5,563,455
Deemed dividend from beneficial conversion feature of preferred stock	(356,624)
Net income applicable to common shareholders	$5,206,831

Pro forma weighted average shares outstanding:
Weighted average common shares outstanding	71,416,660
Common shares to be issued upon conversion of preferred stock	15,847,099
Pro forma weighted average shares outstanding	87,263,759

Pro forma basic and diluted net income per share	$0.0597

Management estimated a valuation of $0.9690 per share by using the Discounted Cash Flow (DCF) Method with the following assumptions.

1.	Discount rate of 25% as calculated under the Weighted Average Cost of Capital Method. (WACC) Assumptions used as follows.
	Discount Rate Build Up Computation /Capital Asset Pricing Model (CAPM)
Risk free Rate:	3.11%	Market yield to maturity on 10 yr PRC Bond
Market Risk Premium:	15.58%	Market return less risk free rate
Cost of Debt	7.2%	Pre-tax expected lending rate (tax rate 25%)
CAPM (Beta) Adjustment: .769	15.1%	Weighted average Cost of capital
Expected Market Return	18.69%	Weighted average of the internal rate of return of all members of the Country’s major index
Specific Company Risk Adjustment:	3.00%	Per Specific Company Risk Adjustment Computation (rounded)
Total Discount Rate	25%
2.	The Company’s management’s anticipated future results of the benefit stream to the owners of the Company based on its four year forecasts.
3.	Growth rate estimate of 18.69% for the four years after 2010. Pharmaceutical industry, and the Company’s long term expectation.
4.	Discount for Lack of Marketability (DLOM) of 25% based on the observation range

The DCF method resulted in a value of approximately $11265 million, discounted by the 25% DLOM resulted in an adjusted value of approximately $84.5 million, then divide by the 15,847,099 common shares assuming the conversion of preferred stock to arrive at the value of approximately $0.969 per share.

The Company has previously recorded this deemed dividend at December 31, 2009.

Note 14 – SUBSEQUENT EVENTS

For the three months ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through May 19, 2010, the date of the financial statement issuance.

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

Results of Operation for Sinocom Pharmaceutical, Inc., for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three month periods ended March 31, 2010 and 2009.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Revenue

Revenue for the three months ended March 31, 2010 was $24,896,351, as compared to revenue of $19,669,619 for the three months ended March 31, 2009, an increase of $5,226,732, or approximately 26.6%.  The increase  in revenue was attributable to both the distribution of pharmaceutical products (for which revenues increased by $4,834,016, or approximately 38.4%, in the three months ended March 31, 2010 as  compared to the same period in 2009, and to sales of cultivated natural herbs (for which revenue increased by $392,716, or approximately 5.5%, in the three months  ended March 31, 2010, as compared to the same period of 2009.    The increase in revenue from sales of cultivated herbs is primarily attributable to the increasing size of our natural herbs plantation.  The increase in revenue from distribution of pharmaceutical products is primarily attributable to the higher sales and marketing effort and the results of PRC's 2009 RMB850 billion Health Reform Plan where major efforts are focused on improving medical care for the rural population (where our distribution business is).

Gross Profit

Cost of Sales increased $3,229,833, or approximately 25.0%, to $16,169,013 for the three months ended March 31, 2010,  as compared to $12,939,180  for the three months ended March 31, 2009,  primarily as a result of higher sales volume. Gross profit for the three months ended March 31, 2010,  increased  $1,996,899, or approximately 29.7%, to $8,727,338 for the three months ended March 31, 2010, as compared to $6,730,439 for three months ended March 31, 2009. The increase in gross profit is attributable to increased gross margin of $ 1,317,864 from distribution of pharmaceutical products to $4,250,973 the three months ended March 31, 2010, as compared to $2,933,109 for three months ended March 31, 2009. Gross margin from sales of cultivated herbs increased by $679,035 to $4,476,365 the three months ended March 31, 2010, as compared to $3,797,330 for three months ended March 31, 2009.

General and Administrative Expenses

For the three months ended March 31, 2010, general and administrative expenses were $1,163,890 as compared to general and administrative expenses of $728,888 for the three months ended March 31, 2009, The increase of $435,002, or approximately 60.0%, was primarily attributable higher sales promotional expenses.

Income From Operations

Income from operations increased $1,561,897, or approximately 26.0%, to $7,563,448 for the three months ended March 31, 2010, as compared to $6,001,551 for the three months ended March 31, 2009,  mainly due to higher distribution sales of pharmaceutical products, and increased cultivated herbs sales.

Net Income

The Company recorded net income of $5,563,455 for the three months ended March 31, 2010,  as compared to net income of  $4,418,050 for the three months ended March 31, 2009. The increase of $1,145,405, or approximately 25.9%, was mainly due to higher distribution sales of pharmaceutical products, and increased cultivated herbs sales.

Liquidity and Capital Resources

Total Current Assets & Total Assets

As of March 31, 2010, we had current and total assets of $50,931,105 and $61,368,020, respectively, as compared to current and total assets of $59,152,836 and $61,132,961, respectively, as of December 31, 2009.  The decrease in current assets from December 31, 2009 to March 31, 2010, of $8,221,731 and increase in total assets from December 31, 2009 to March 31, 2010, of $235,059 are primarily attributable to the company's increased land use rights for cultivation of natural herbs and land rights for construction of 62,000 modern warehouse in Anqing.

Total Current Liabilities

As of March 31, 2010, we had total current liabilities of $13,688,960, as compared to total current liabilities of $18,473,992, as of December 31, 2009.  The decrease in total current liabilities of $4,785,032, or approximately 25.9%, is primarily attributable to lower accounts payable as a result of earlier payment to distribution suppliers for in order to secure better terms. We have also placed $4,834,541 trade deposits in the arrangement.

Operating Activities

Net cash used by operating activities was $1,335,366 for the three months ended March 31, 2010, as compared net cash provided of $4,149,786 for the three months ended March 31, 2009. The decrease  of $5,485,152, or approximately 132.2%, was primarily as a result of decrease in accounts payable.

Investing Activities

Net cash used by investing activities was $8,551,704 for the three months ended March 31, 2010, as compared to nil for the three months ended March 31, 2009.  The increase of $8,551,704 was attributable to increased land use rights and modern warehouse construction in-progress.

Financing Activities

Net cash used in financing activities was $562,067 for the three months ended March 31, 2010, as compared to nil for the three months ended March 31, 2009.  The decrease of $562,067 was attributable to cost of issuing preferred stocks in end 2009, and dividends paid to preferred stockholders.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Inflation

Inflation has not had a material impact on our business.

Foreign Exchange Rate Risk

Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar (or any other currency) may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under the currency policy in effect in China today, the RMB is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this currency policy, and if such liberalization occurs, the value of the RMB could appreciate or depreciate against the U.S. dollar.

While our reporting currency is the U.S. dollar, to date all of our revenue and expenses and all of our assets are denominated in RMB.  As a result, we are exposed to foreign exchange risk because our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. The fluctuations in the exchange rate would affect our financial results translated in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

For reporting purposes, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March

31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED)

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

Date:  May 19, 2010

By:     /s/ Tuck Wing Pang, Chief Financial Officer

Date:  May 19, 2010