Form 10-K/A
period 2009-12-31
SINOCOM PHARMACEUTICAL, INC.
filed 2010-09-29
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Explanatory Note

Sinocom Pharmaceutical, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Filing”) to amend and restate our financial statements  for the fiscal years ended December 31, 2009 and December 31, 2008, and the related notes thereto, in light of changes in the Consolidated Statement of Stockholders’ Equity related to a change in the application of accounting for business combination from the pooling-of-interest method to the purchase method for the 2006 acquisition of Anqing Zhongxi Yao Ltd.   For a more detailed description of the Restatement, see Note 2 “Restatement” of the Notes to Consolidated Financial Statements.

In addition to amended and restated financial statements, this Form 10-K/A also includes an amendment in Item 1” Business,” of Part I of the Original Filing, to reflect a correction of the methodology of calculating the number of customers and suppliers and a correction of the number of current employees , an amendment of Item 2 “Properties” of Part I of the Original Filing to correct the disclosure regarding the lease term of the Company’s current facilities, an amendment of Item 9A “Controls and Procedures” of Part II of the Original Filing, an amendment of Item 11 “Executive Compensation” of Part III of the Original Filing to correct the disclosures regarding the amount of compensation paid to the Company’s CEO in 2008 and 2009, amendment of Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of the Original Filing to correct a clerical error in the number of shares of Series A Preferred Stock held by SEAVI Advent Equity V (A) Ltd, and amendment of Item 14 “Principal Accountant Fees and Services” of Part III of the Original Filing to substitute disclosures regarding the audit fees and other related fees paid to BDO Limited.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

Because this Amendment restates all of the pertinent financial data for the affected periods, the Company does not intend to amend any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods ended prior to December 31, 2009. As a result, the reader should not rely on the prior filings, but should rely upon the restated financial statements, reports of our independent registered public accounting firm and related financial information for affected periods contained in this Amendment.

PART I

ITEM 1.  BUSINESS.

Overview

Sinocom Pharmaceutical, Inc (sometimes hereinafter referred to as “We,”  “Us,” “Our,” or the “Company”) is a Chinese pharmaceutical company engaged in the two complimentary businesses of wholesale distribution of pharmaceuticals and medical supplies, and cultivation and sale of natural herbs. The operations involving wholesale distribution of pharmaceuticals and medical supplies were commenced in 1986 as a state-owned enterprise by a predecessor of the Company. The Company commenced operations in 1997 when the state-owned predecessor company was privatized.  These operations currently involve distribution of a portfolio of over 5,446 types of western pharmaceuticals, medical supplies and processed Chinese herbs, to over 4,166 customers including hospitals, clinics, drug stores and sub-distributors covering five provinces in southeastern China.   The operations relating to cultivation of natural herbs were commenced by the Company in 2004.  These operations currently involve seven main species of herbs which are cultivated by approximately 10,000 individual farmers on a plantation base of approximately 15.1 million square meters located primarily in the Da Bie mountain region of Anhui province, PRC.

Our business operations are based in Anqing, Anhui Province, PRC, and all operations are currently conducted through our wholly-owned subsidiary, Anqing Zhongxi Yao Ltd, a PRC corporation.

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

On February 26, 2009, the Company changed its name to Sinocom Pharmaceutical, Inc.

On February 20, 2009, the Company completed a share exchange transaction with Rolling Rhine Holdings, Ltd., a British Virgin Islands corporation (“Rolling Rhine”), pursuant to which the shareholders of Rolling Rhine transferred 300,000 shares of Rolling Rhine, representing all of the issued and outstanding shares of common stock in Rolling Rhine, to the Company in exchange for the issuance of an aggregate of 67,131,660 shares of the Company’s common stock.  As a result of the share exchange transaction, Rolling Rhine Holdings, Ltd., and its subsidiaries, China Zhongxi Yao Group Limited, and Anqing Zhongxi Yao Ltd, became wholly-owned subsidiaries of the Company.

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

↓ 100%

Anqing Zhongxi Yao Ltd A PRC Corporation

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

In recent years there has been a trend toward consolidation in the pharmaceutical distribution sector in China as a result of (i) intense competition from the fragmented industry, (ii) the introduction of Good Supply Practices requirements, (iii) increased PRC regulatory requirements, and (iv) continuing price controls.

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

In 2006, approximately 1,000,000 hectares of arable land in China was used for herb plantation

Current Operations

We currently receive approximately 85% of our annual revenues from sales of pharmaceutical products and medical supplies, and approximately 15% of our annual revenues from the sale of natural herbs. The following table represents revenues realized from each of our two complimentary business segments for the periods indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Pharmaceutical Products and Medical Supplies	$69,930,857	$56,363,998	$ 63,292,383
Herbs	$16,189,214	$8,408,824	$ 10,899,815
TOTAL SALES	$86,120,071	$64,772,822	$ 74,192,198

Pharmaceutical Products

We currently act as a distributor of over 5,446 Western medicine and TCM pharmaceutical products and medical supplies, and are the exclusive distributor of over 332 pharmaceutical products in the region of southeastern China where we operate. The pharmaceutical products include both over-the-counter and prescription pharmaceuticals, as well as certain medical supplies such as syringes and hospital trays.  We do not manufacture or produce any of the products we distribute. The manufacturer of each of the pharmaceutical products we distribute must follow procedures established by China’s State Food and Drug Administration (“SFDA”) in order to obtain approval for manufacture or distribution of its products in the PRC.

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
Fuling

Fungus that grows on pine roots.

• Treats insomnia & palpitations

•Improves spleen function

•Used as a diuretic & quality ingredient in food, healthcare & beauty products.

•Fuling amylase is also believed to have an anti-tumor effect.

Tianma	•Treats headaches & dizziness, numbness in limbs, epileptic seizures & tetanus. •Often used as a pediatric sedative & also a high quality ingredient in food & healthcare products
Duzhong	•Used in TCM for strengthening bones & muscles •Treatment of hypertension.
Gegen	•Antioxidant believed to be beneficial for dispelling exopathogens. •Commonly used for the treatment of hypertension & coronary heart disease.
Salvia Miltiorrhiza	•Prevent and treat heart conditions and strokes. •May have some activity against human cancer cells and HIV.
Corydalis

•Invigorate the blood and alleviate pain, including menstrual, abdominal and hernia.

•Offers some protection against strokes by lowering heart rates and blood pressure levels.

•This herb has shown the ability to help insomniacs fall asleep.

Chrysanthemum	•Treat reddened and sore eyes. •Reduce the elevated temperature in the body affected by fever, as well as to counter infection, and in detoxifying the body in general. •Alleviate tension headaches

Marketing and Sales

Our distribution network is anchored by our distribution facility in Anqing, Anhui Province, which positions us close to the five rural provinces of our core market.  All of our sales are made in China.  In 2009, the majority of our net sales are made in Anhui province and the reminder of the sales of mainly made in the Jiangxi, Hubei, Zhejiang, and Jiangsu provinces.

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

In addition to direct sales to customers, the sales offices also participate in tender exercises under the centralized tendering system applicable to non-profit medical organizations (such as public hospitals and clinics) established by county or higher levels of government in the PRC. We supply our products to medical organizations under the centralized tendering system by either directly bidding for the tender and entering into a contract with the relevant medical organization or alternatively, by entering into supply contracts with companies which have successfully tendered for the supply of the products.

Customers

Our current customer base includes hospitals, clinics, pharmacies and sub-distributors.  The following table shows the number of customers in each of these categories to which we sold products in 2007, 2008 and 2009:

	2009	2008	2007
Hospitals	140	106	67
Clinics	2,910	988	484
Pharmacies	898	483	130
Distributors	218	176	122

TOTAL	4,166	1,753	803

Sales made to distributors currently account for a majority of our sales.  The following table shows the dollar volume of our sales to each category of customers for 2007, 2008 and 2009:

	2009	2008	2007
Hospitals	$11,280,241	$3,863,442	$3,608,637
Clinics	$13,101,895	$9,601,819	$9,733,781
Pharmacies	$32,645,599	$16,081,222	$18,779,444

Distributors	$29,092,336	$35,226,339	$42,070,336

TOTAL	$86,120,071	$64,772,822	$74,192,198

Competition

In China, distributors of pharmaceutical products are seldom appointed on an exclusive basis because of the large size of the country and the inability of any one distributor to have a large enough sales network to cover every part of the country.  Accordingly, most of the suppliers and manufacturers we represent appoint us on a non-exclusive basis to distribute their products. Although we are not the exclusive distributor for most of the products we sell, we believe we are able to successfully compete in this market is based on several factors including the following:

•

We are one of the largest medical distribution companies in Anhui Province, which is a well- known pharmaceutical products trading center in the PRC

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

Growth Strategies

Our strategies for future growth include expanding the size of our natural herb plantation in order to increase production and to broaden our market segment by introducing new types of natural herbs.  In 2010, we plan to expand our plantations to approximately 18.7 million square meters, as compared to approximately 15.1 million square meters in 2009, and to increase the number of herbs we grow from 7 to 13.  Future plans call for continuing to expand the size of our plantations to approximately 28.7 million square meters in 2013 and for increasing the number of herbs we grow to 18.

Our strategy for growth of the natural herb business also includes expanding our warehousing and distribution center and entering the complimentary business of processing natural herbs.  This will allow the Company to capitalize on synergies in its operations and provide the market opportunity to increase margins by selling herbs directly to end users instead of selling them to other processors.  These synergies include the fact that the Company’s distribution operations allow it to identify TCM end users who will be potential customers for its processed herbs.  In addition, management believes it will be able to take advantage of cost savings because it will be able to use its existing employees and its existing distribution network for distribution of both pharmaceutical products and processed herbs.  Finally, management believes that entering the business of distributing TCM drugs will enable it to collect market feedback and information on the demand for TCM drugs, which will assist in its the selection of herbs to be grown on its plantation.

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

Permits and Approvals for Our Business Operations

The following are the principal permits and approvals which have been obtained by our Group for the purposes of our business and operations:

Permit/Approval	Validity Period	Holder	Issuing Authority
Pharmaceutical Trading Enterprise Permit	1 January 2010 to 31 December 2014	Anqing Pharmaceutical	Anhui Province Food & Drugs Administration
Pharmaceutical Equipment Trading Enterprise Permit	30 March 2006 to 29 March 2011	Anqing Pharmaceutical	Anhui Province Food & Drugs Administration
GSP Certificate	24 October 2008 to 23 October 2013	Anqing Pharmaceutical	Anhui Province Drugs Administration

Renewal procedures for the permits and the approvals will be generally carried out between one to six months prior to the expiry of the validity period.

Employees

As of December 31, 2009 we had a total of 151 employees. The following table sets forth the number of our employees categorized by function as of that date:

NUMBER OF EMPLOYEES
CEO Office	7
Quality Control	6
Transportation	12
Sales	43
Warehouse	52
Finance	10
Administrative/Office	15
Purchasing	6
TOTAL	151

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

The Company’s directors and executive officers beneficially own a majority of the Company’s outstanding common stock, which gives them control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

Following completion of the share exchange transaction, the Company’s officers and directors own, in the aggregate, approximately 59.22% of the Company’s outstanding common stock. The interests of the officers and directors may differ from the interests of other stockholders.  As a result, the officers and directors will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

· Electing or defeating the election of directors;

· Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

· Effecting or preventing a merger, sale of assets or other corporate transaction; and

· Controlling the outcome of any other matter submitted to the stockholders for vote.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

Land Leases.  We currently have lease agreement covering approximately 15.1 million m2 of arable land. This land is used to grow natural herbs.  The land where our plantations are located is owned collectively by all farmers living in the surrounding area. The local Villagers’ Committees and local governments enter into leasing agreements with us on behalf of the farmers who own the land collectively and the leasing term for the land ranges from 10 years to 50 years.

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

The present facility of 22,185 m2 comprises 4 warehouses for western and TCM formulated drugs, 2 warehouses for medical supplies, 1 warehouse for processed Chinese herbs, and 1 administration building. All warehouses are GSP certified, climate controlled, and managed using the GSP-certified warehouse management system. Surveillance cameras are fixed at the packing bay for monitoring purposes.

The lease term for these facilities is until September 19, 2019.

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

Selling, General and Administrative Expenses

For the fiscal year ended December 31, 2009, selling, general and administrative expenses were $3,895,869 as compared to selling, general and administrative expenses of $2,965,623 for the fiscal year ended December 31, 2008. The increase of $930,246, or approximately 31%, was primarily attributable to increased sales promotional expenses

Income From Operations

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

Total Current Liabilities

As of December 31, 2009, we had total current liabilities of $18,473,992, as compared to total current liabilities of $8,191,403, as of December 31, 2008.  The increase in total current liabilities of $10,282,589, or approximately 126%, is primarily attributable to higher trade payables.

Operating Activities

Net cash provided by operating activities was $17,524,845 for the year ended December 31, 2009, as compared to $13,246,440 for the year ended December 31, 2008. The increase of $4,278,405, or approximately 32%, was attributable to higher net income and increases in both accounts payables and accrued expenses, but offset by the increase in accounts receivable as at December 31, 2009.

Investing Activities

Net cash used by investing activities was $1,473,815 for the year ended December 31, 2009, as compared to $202,132 for the year ended December 31, 2008. The increase of $1,271,683 was attributable to lease prepaid during the year ended December 31, 2009.

Financing Activities

Net cash provided by financing activities was $13,134,315 for the year ended December 31, 2009, as compared to $49,030,327 used by financing activities for the year ended December 31, 2008. The increase of $62,164,642 was attributable to the receipt of net proceeds of $13,191,849 from issuance of preferred shares on December 3, 2009, and to the fact that in the year ended December 31, 2008, prior to completion of the share exchange transaction with Rolling Rhine Holdings, Ltd., we paid dividends of $47,647,044.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SINOCOM PHARMACEUTICAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sinocom Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Sinocom Pharmaceutical, Inc. and its subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sinocom Pharmaceutical, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

BDO Limited

Hong Kong

September 29, 2010

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	12/31/2009	12/31/2008
	(restated)	(restated)
Current Assets

Cash and cash equivalents	$34,363,124	$5,302,591
Accounts receivable	22,488,263	11,912,091
Inventory	2,120,516	2,798,019
Prepaid expenses and other receivables	180,933	79,620
Total Current Assets	59,152,836	20,092,321

Prepaid lease	1,366,234	-
Property and equipment, net	613,891	691,630
Total Assets	$61,132,961	$20,783,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$14,537,732	$5,984,004
Due to a related party	-	163,225
Accrued expenses and other payables	1,715,759	803,829
Income tax payable	2,220,501	1,240,345
Total Current Liabilities	18,473,992	8,191,403

Stockholders' Equity

Common stock, par value $.001; 150,000,000 shares authorized; 71,416,660 and 71,416,660 shares issued and outstanding at December 31, 2009 and 2008	71,417	67,132
Preferred stock, par value $.001; 20,000,000 shares authorized;15,847,099 and -0- shares issued and outstanding at December 31, 2009 and 2008	15,847	-
Additional paid in capital	15,490,448	1,962,107
Statutory reserve	5,677,041	5,677,041
Other comprehensive income	4,905,832	4,886,268
Retained earnings	16,498,384	-
Total Stockholders' Equity	42,658,969	12,592,548
Total Liabilities and Stockholders' Equity	$61,132,961	$20,783,951
The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31,

	2009	2008

Sales, net	$86,120,071	$64,772,822

Cost of sales	59,552,594	44,779,343
Gross profit	26,567,477	19,993,479

Selling, general and administrative expenses	3,895,869	2,965,623
Income from operations	22,671,608	17,027,856

Other (income) expense
Other expense	6,710	855
Interest expense	-	240,861
Interest (income)	(57,284)	(350,681)
Total other (income) expense	(50,574)	(108,965)
Income before income taxes	22,722,182	17,136,821

Provision for income taxes	5,809,640	4,327,610
Net income	$16,912,542	$12,809,211
Deemed dividend from beneficial conversion feature of series A preferred stock	(356,624)	-
Dividend on series A preferred stock	(57,534)	-
Net income (loss) available to common shareholders	$16,498,384	$12,809,211

Net income per common share
Basic	$0.233	$0.191
Diluted	$0.233	$0.191
The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$16,912,542	$12,809,211
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	173,584	119,065
Loss on disposal of property and equipment	301	-
(Increase) / decrease in assets:
Accounts receivables	(10,555,381)	863,320
Inventory	678,669	2,022,449
Prepaid expense and other receivables	(100,657)	(1,832)
Increase / (decrease) in current liabilities:
Accounts payable	8,553,730	(655,263)
Due to related parties	(163,225)	(727,796)
Accrued expenses and other payables	911,929	99,639
Income tax payable	1,113,353	(1,282,353)
Total Adjustments	612,303	437,229
Net cash provided by operating activities	17,524,845	13,246,440

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(10,128)	(202,132)
Prepaid lease	(1,463,687)	-
Net cash used by investing activities	(1,473,815)	(202,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-	(1,706,161)
Capital contributions	-	322,878
Proceeds from issuance of preferred stock	13,191,849	-
Preferred stock dividend paid	(57,534)	(47,647,044)
Net cash provided by financing activities	13,134,315	(49,030,327)

Effect of exchange rate changes on cash and cash equivalents	(124,812)	1,753,478
Net change in cash and cash equivalents	29,060,533	(34,232,541)
Cash and cash equivalents, beginning balance	5,302,591	39,535,132
Cash and cash equivalents, ending balance	$34,363,124	$5,302,591
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax	$4,829,484	$5,609,566
Interest	$-	$240,861
The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock			Additional Paid in Capital	Other Comprehensive Income	Statutory Reserves	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares		Amount
Balance January 1, 2008	4,285,000	4,285	-		-	163,992	3,074,177	7,617,885	34,437,121	45,297,460
Recapitalization and adjustments (note 2)	62,846,660	62,847				14,267,066	2,048	(1,940,844)	(12,391,117)	-
Balance January 1, 2008, as restated	67,131,660	$67,132	-		-	$14,431,058	$3,076,225	$5,677,041	$22,046,004	$45,297,460
Income for the year									12,809,211	12,809,211
Foreign currency translation adjustments							1,810,043			1,810,043
Total comprehensive income										14,619,254
Capital contributions						322,878				322,878
Dividends paid						(12,791,829)			(34,855,215)	(47,647,044)
Balance December 31, 2008, as restated	67,131,660	$67,132		$		$1,962,107	$4,886,268	$5,677,041	$0	$12,592,548
Income for the year									16,912,542	16,912,542
Foreign currency translation adjustments							19,564			19,564
Total comprehensive income										16,932,106
Shares issued for reverse acquisition	4,285,000	4,285				(4,285)				-
Issuance of preferred stock			15,847,099		15,847	13,176,002				13,191,849
Deemed dividend on preferred stock						356,624			(356,624)	-
Preferred stock dividend									(57,534)	(57,534)
Balance December 31, 2009, as restated	71,416,660	$71,417	15,847,099		$15,847	$15,490,448	$4,905,832	$5,677,041	$16,498,384	$42,658,969
The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 1 - ORGANIZATION

Sinocom Pharmaceutical, Inc. (“Sinocom” or “Company”) was formed on September 13, 2007 in the State of Nevada. The Company was originally incorporated as Tiger Acquisitions, Inc. and changed its name to Sinocom on February 26, 2009.  Through a share exchange, Rolling Rhine Holdings, Ltd (“Rolling Rhine”) and its wholly-owned subsidiaries, China Zhongxi Yao Group Ltd and Anqing Zhongxi Yao Ltd (“Anqing Zhongxi Yao”), became wholly-owned subsidiaries of the Company. Rolling Rhine was incorporated in December 2007, under the laws of the British Virgin Islands as a holding company for the purposes of owning 100% of China Zhongxi Yao Group Ltd. Rolling Rhine formed China Zhongxi Yao Group Limited, a Hong Kong company, for the purpose of owning 100% of the equity interest of Anqing Zhongxi Yao. Anqing Zhongxi Yao, formed in December 1997, was organized under the laws of the People’s Republic of China (“PRC”) and was owned by a number of individuals until December 31, 2005 when it was acquired by a company, which was under the common control of Rolling Rhine and China Zhongxi Yao.

Note 2 - RESTATEMENT

When the Company accounted for the acquisition of Anqing Zhongxi Yao in 2006 from the former shareholders, the Company determined that pooling-of-interest method was appropriate. Recently, in preparing the latest Form 10-Q, the Company revisited the accounting treatment for the acquisition of Anqing Zhongxi Yao with its external consultant. After due consideration, the Company determined that the purchase method should be applied in accounting for the acquisition of Anqing Zhongxi Yao. The use of purchase method has resulted in significant changes to several components in the statement of stockholders’ equity as of January 1, 2006, and also changes to the balances carried forward in the subsequent periods. There is, however, no effect on the statements of cash flows, statements of income or total assets as presented in the financial statements the Company previously filed in its Form 10-K.

The restatement adjustments have been reflected in the statement of stockholders’ equity.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been presented in United States Dollars (“USD”).

In December 31, 2005, Anqing Zhongxi Yao was acquired by a company, which was under common control of Rolling Rhine and China Zhongxi. As discussed above, the acquisition has been accounted for using the purchase method of accounting.

In October 2008, Rolling Rhine and China Zhongxi Yao Group Limited entered into an agreement with the holding company of Anqing Zhongxi Yao, which was under common control of Rolling Rhine and China Zhongxi Yao.  The agreement has been accounted for as a transaction between entitites under common control in accordance with authoritative guidance issued by the Financial Accounting Standards Board. Therefore, the historical financial statements of Anqing Zhongxi Yao were carried forward.

On January 20, 2009, Sinocom entered into an Exchange Agreement with Rolling Rhine and its shareholders (“Share Exchange”).  Upon the closing of the Share Exchange on February 20, 2009, the shareholders of Rolling Rhine delivered 300,000 shares of common stock of Rolling Rhine, representing all of its issued and outstanding common stock to Sinocom in exchange for 67,131,660 shares of common stock of Sinocom.

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

Translation Adjustment

The Company’s functional currency is USD and its main operating subsidiary’s functional currency is Chinese Yuan (“CNY”). For financial reporting purposes, the consolidated financial statements of the Company have been translated into USD. All assets and liabilities are translated at the exchange rates at the balance sheet dates, stockholders’ equity were translated at the historical rates and statements of income and cash flow items were translated at the weighted average exchange rate for the year. Any translation adjustments resulting are included in foreign currency translation adjustment to other comprehensive income, a component of stockholders’ equity.

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

Cash and Cash Equivalents

Cash and cash equivalents comprise primarily of cash held in major banks in the PRC with less than three months of maturity.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were no allowances for doubtful accounts as of December 31, 2009 and 2008.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. As of December 31, 2009 and 2008, inventory consisted of finished goods valued at $2,120,516 and $2,798,019, respectively.

Property and Equipment

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

Buildings	20 years
Transportation equipment	5 years
Furniture and equipment	5 years

 At December 31, 2009 and 2008, Property and Equipment consist of the following:

	2009	2008
Buildings	$809,494	$809,494
Transportation equipment	199,602	197,123
Furniture and equipment	88,478	86,847
Total	1,097,574	1,093,464
Accumulated depreciation	(483,683)	(401,834)
	$613,891	$691,630

Depreciation expense was $81,849 and $95,287 for the year ended December 31, 2009 and 2008 respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate the carrying value may not be recoverable, and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Value of Financial Instruments

The Financial Instrument Topic of the FASB Accounting Standards Codification (“ASC 825”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

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

	2009	2008
Basic and diluted earnings per share:
Net income	$16,498,384	$12,809,211

Weighted average number of common shares	70,817,934	67,131,660

Earnings per share	0.233	0.191

The effects of Series A Preferred Stock have been excluded from the computation of diluted earnings per share for the year ended December 31, 2009 as their effects would have been anti-dilutive.

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

·

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

·

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

·

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

Note 4 – DUE TO A RELATED PARTY

The amount as of December 31, 2008 was due to the Company’s CEO, and was unsecured, interest-free and repayable on demand.

Note 5 - INCOME TAXES

The Company, which is incorporated in the United States, is subject to U.S. tax law. Other than legal and professional expenses for the daily operations, the Company has no other activities which are taxable in the U.S.

The Company conducts substantially all of its business and earns substantially all of its net income through its operating subsidiary in the PRC, which has an applicable tax rate of 25%.

The following is a reconciliation of income tax expense for the year ended December 31, 2009 and 2008:

12/31/2009	U.S.	International	Total
Current	$-	$5,809,640		$5,809,640
Deferred		-		-
Total	$-	$5,809,640		$5,809,640

12/31/2008	U.S.	International		Total
Current	$-	$4,327,610		$4,327,610
Deferred		-		-
Total	$-	$4,327,610	S	4,327,610

A reconciliation of the statutory income tax rates to the Company’s effective income tax rate is as follows:

	2009	2008
Statutory income tax rate	25.0%	25.0%
Expenses not subject to income tax	0.6	0.3
Effective tax rate	25.6%	25.3%

The Corporate Income Tax Law imposes a 5% withholding income tax for dividends distributed by a foreign invested enterprise to a Hong Kong incorporated enterprise, which arise from profits earned after January 1, 2008. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, the Company’s subsidiary does not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2009, the Company has not recorded any withholding tax on the retained earnings of its PRC subsidiary.

Note 6 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, extending through January 2018 that it pays for on an annual basis and accrues for throughout the year. For the year ended December 31, 2009 and 2008, rent expense was $442,932 and $316,369, respectively.  The future minimum obligations under these agreements are as follows:

Year 1	$345,919
Year 2	$345,919
Year 3	$345,919
Year 4	$345,919
Year 5	$338,735
Thereafter	$962,587

The Company has entered into a land lease for 50 years through April 30, 2059. Terms of lease call for 5 payments at the beginning of each ten year period.  The total future minimum obligation under the lease total $7,227,618 with second payment due May 1, 2019. Any breach by either party to the lease calls for a penalty payment of approximately $146,259 plus any economic loss incurred. The first payment has been capitalized as prepaid lease and is being amortized over ten years. Amortization of prepaid lease for the year ended December 31, 2009 and 2008 totaled $97,453 and $0, respectively.

Note 7 – STATUTORY RESERVES

As stipulated by the relevant laws and regulations in the PRC, the Company’s PRC subsidiary is required to maintain non-distributable Reserves, which include a statutory surplus reserve and a statutory welfare reserve. Appropriations to the statutory surplus reserve are required to be made at not less than 10% of profit after taxes as reported in the statutory financial statements of the Company’s PRC subsidiary until the balance reaches 50% of its registered capital. The statutory welfare reserve allocations are determined annually at the discretion of the board of directors of the Company’s PRC subsidiary. Once appropriated, these amounts are not available for future distribution to owners or shareholders. The statutory surplus reserve may be applied against prior year losses, if any, and may be applied to the purchase of capital assets upon the Board of Directors’ approval. As of December 31, 2008 and 2009, the balance of the statutory surplus reserve and the statutory welfare reserve were $5,677,041 and $5,677,041, respectively. There was no appropriation to the statutory surplus reserve and the statutory welfare reserve for the years ended December 31, 2009 and 2008,

Note 8 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 9 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable at December 31, 2009 and 2008.  No customer accounted for greater than 10% of sales for the year ended December 31, 2009 and 2008. No vendor accounted for more than 10% of accounts payable as at December 31, 2009 and 2008, No vendor accounted for more than 10% of purchases for the year ended December 31, 2009 and 2008. .

Note 10 – RELATED PARTY TRANSACTIONS

a)

The Company entered into a facility swap agreement with its CEO on August 20, 2008. Under the facility swap agreement, the Company agreed to swap all the benefits and costs associated with its office building with those of a warehouse and an office building owned by the CEO until July 31, 2019. On September 20, 2009, the Company and its CEO terminated the facility swap agreement and entered into a new rental agreement for the use of the warehouse and office building owned by the CEO. Under the new rental agreement, Anqing ZhongxiYao pays rent to the CEO at RMB 905,623 per year.

b)

During 2008, the Company incurred subcontracting fees of $7,864,281 in respect of certain products produced by a related party in which our chairman has a beneficial interest.

Note 11 – SERIES A CONVERTIBLE PREFERRED STOCK

On October 28, 2009, the Company entered into a Series A Preferred Stock Purchase Agreement with key shareholders and some investors. The Company authorized and issued to the investors $15,000,000 of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) at a price of $0.9465 per share. The Series A Preferred Stock are convertible into shares of the Company’s common stock, par value $0.001 per share constituting 18.16% of the outstanding shares of common stock of the Company, determined on a fully-diluted basis.

Holders of Series A Preferred Stock will be entitled to receive cash dividends, which will accrue at the rate of 5.0% per annum for the twelve month period following the issue date and at the rate of 10.0% per annum for each twelve month period thereafter.  The Series A Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, senior to the Company’s common stock.

The fair value of Series A Preferred Stock was $0.969, which was determined by using the discounted cash flow with the following assumptions:

1.	Discount rate of 20% as calculated under the weighted average cost of capital method. Assumptions used are as follow.
	Discount Rate Build Up Computation /Capital Asset Pricing Model (CAPM)
Risk free Rate:	3.64%	Market yield to maturity on 10 yr PRC Bond

Cost of Debt	5.94%	Pre-tax expected lending rate (tax rate 25%)
CAPM (Beta) Adjustment: .93	15.3%	Weighted average Cost of capital

Specific Company Risk Adjustment:	4.80%	Per Specific Company Risk Adjustment Computation (rounded)

Market Risk Premium Rate and Expected Market Return Rate are based on market return less risk-free rate, and the weighted average of the internal rate of return of all members of the Company's major index.

Total Discount Rate	20%
2.	The management’s anticipated future results of the benefit stream to the owners of the Company based on its four year forecasts.
3.
.	Discount for Lack of Marketability (DLOM) of 20% based on the observation range

The Company recognized a beneficial conversion feature discount on Series A Preferred Stock at its intrinsic value which was the fair value of the common stock at the commitment date for Series A Preferred Stock investment, less the effective conversion price but limited to the $13,191,849 of proceeds received from the sale. The Company recognized the $356,624 beneficial conversion feature as an increase in paid in capital in the consolidated balance sheet on the date of issuance of Series A Preferred Stocks since these shares were convertible at the issuance date.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As reported in a filing on Form 8-K dated August 6, 2010, subsequent to the filing of our report on From 10-Q for the period ended March 31, 2010, we changed accountants and appointed BDO Limited as our principal independent accountant to audit our financial statements for the fiscal year ended December 31, 2010. We changed accountants solely in order to obtain BDO Limited’s greater experience in auditing the financial statements of global public companies.  In addition, because we desire to have only one accountant included in our prospective filings, we also engaged BDO Limited to re-audit our financial statements for the years ended December 31, 2007, 2008 and 2009.

In conjunction with the re-audit of our financial statements from prior years, management determined that a restatement was required of our financial statements for the year ended December 31, 2009, included in our report on Form 10-K for the fiscal year ended December 31, 2009, and of our interim unaudited financial statements for the period ended March 31, 2010, included in our report on Form 10-Q for the period ended March 31, 2010. The restatement of our financial statements for the fiscal year ended December 31, 2009, was necessary in order to amend and restate our stockholders’ equity for the fiscal years ended December 31, 2009 and 2008, and the related notes thereto, in light of a change in the application of accounting for business combination from the pooling-of-interest method to the purchase method for the

2006 acquisition of Anqing Zhongxi Yao Ltd. The restatement of our interim unaudited financial statements for the period ended March 31, 2010, was necessary to reflect the effects of the December 31, 2009 restatement on our March 31, 2010 financial statements. As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex and non-routine transaction. This weakness was a result of our incorrect conclusion regarding the correct method of accounting to be used in conjunction with the acquisition of Anqing Zhongxi Yao Ltd.

As a result of the material weakness identified with respect to our reporting of complex and non-routine transaction, our chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures andconcluded that our disclosure controls and procedures were not adequate, as of December 31, 2009, to ensure that the information required to be disclosed by us in our SEC reports was recorded, processed, summarized and reported within the time periods specified.

Subsequent to December 31, 2009, to remediate the weakness in our disclosure controls and procedures, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and with determining the appropriate accounting treatment for any such complex, non-routine transactions.

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

Our management revised its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, originally included in our report on Form 10-K filed on March 31, 2010. Subsequent to filing our annual report on Form 10-K on March 31, 2010, we identified errors in our 2009 financial statements and have restated those financial statements in this report on Form 10-K/A.  Management has concluded that these errors resulted from control deficiencies that represent material weakness in internal control over financial reporting.  As a result, management has revised its assessment of the effectiveness of our internal control over financial reporting due to material weakness in our reporting of complex, non-routine transactions, and concluded that as of December 31, 2009, our internal control over financial reporting was not effective.

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

Subsequent to December 31, 2009, to remediate the weakness in our internal controls over financial reporting, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and determining the appropriate accounting treatment for any such complex non-routine transactions.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The Company’s chief executive officer , chief financial officer and all other executive officers did not receive remuneration in excess of $100,000 during the fiscal years ended December 31, 2009 and 2008.  The total compensation paid to the Company’s chief executive officer for the fiscal years ended December 31, 2009 and 2008, was $43,667 and $30,736, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Mr. Chi Kwong WAN (1) Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	34,237,146	47.94%
Common	Eastern Wealthy International Invest Limited (2) Sea Meadow House, Blackburne Highway (P.O. Box 116), Road Town, Tortola, British Virgin Islands	8,055,799	11.28%

Common	Always Host International Development Limited (3) Sea Meadow House, Blackburne Highway (P.O. Box 116), Road Town, Tortola, British Virgin Islands	4,027,899	5.64%

Common	Siang Meng TAN Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	4,699,217	6.58%
Common	Wei Seng KONG Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	4,699,217	6.58%
Common	Choon Giok LOW Apt Blk 516, Jurong West Street 52 #03-79, Singapore, 640516	4,699,217	6.58%
Common	XueXiang AI (1) Block 1, Room 502, Zhuang Yuan Fu Street, Ying Jiang District, Anqing City, Anhui Province. PRC.	8,055,799 (4)	11.28%
Common	Tuck Wing PANG (1) 334 Kang Ching Road, #08-250 Singapore 610334	0	0
Common	Stanley Leung 6 Shenton Way DBS Building, Tower 1 Singapore 068809	0	0
Common	DBS Nominees (Private) Ltd 6 Shenton Way DBS Building, Tower 1 #30-01 CapMkts-Private Equity Singapore 068809	8,451,786 (5)
Common	SEAVI Advent Equity V (A), Ltd c/o #05-04/05 Odeon Towers 331 North Bridge Road Singapore 188720	7,395,313 (6)

Common	All Directors and Executive Officers as a Group ( 4 in number)	42,292,945	59.22%

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

(6)

Includes 7,395,313 shares underlying the conversion of Series A Preferred Stock held by the named shareholder.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Limited billed the Company $40,000 for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008.

Audit Related Fees

BDO Limited did not bill the Company any amounts for audit related services for the fiscal years ended 2009 and 2008.

Tax Fees

BDO Limited did not bill the Company any amounts for tax compliance, advice and planning for the fiscal years ended December 31, 2009 and 2008.

All Other Fees

BDO Limited did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2009 and 2008.

Audit Committee's Pre-approval Policies and Procedures

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

10.7

Executive Employment Agreement dated January 18, 2010, by and among the Company and Xuexiang AI, the Chief Executive Officer, incorporated by reference from exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.8

Executive Employment Agreement dated January 18, 2010, by and among the Company and Tuck Wing Pang, the Chief Financial Officer, incorporated by reference from exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.9

Service Agreement dated January 18, 2010, by and among the Company and Chi Kwong Wan, Chairman of the Board of Directors, incorporated by reference from exhibit to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

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

Date:  September 29, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Xuexiang AI

Xuexiang Ai, Chief Executive Officer and Director

Date:  September 29, 2010

By:  /S/ Tuck Wing PANG

Tuck Wing Pang, Chief Financial Officer, Principal Accounting Officer, and Director

Date:  September 29, 2010

By:  /S/ Chi Kwong WAN

Chi Kwong WAN, Chairman

Date:  September 29, 2010

By:  /S/ Stanley LEUNG

Stanley LEUNG, Director

Date:  September 29, 2010