Form 10-Q/A
period 2010-03-31
SINOCOM PHARMACEUTICAL, INC.
filed 2010-10-06
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Explanatory Note

Sinocom Pharmaceutical, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 19, 2010 (the “Original Filing”) to amend and restate our interim unaudited financial statements for the period ended March 31, 2010 and the related notes thereto, in light of changes in the Consolidated Statement of Stockholders’ Equity related to a change in the application of accounting for business combination from the pooling-of-interest method to the purchase method for the 2006 acquisition of Anqing Zhongxi Yao Ltd.  For a more detailed description of the Restatement, see Note 2 “Restatement” of the Notes to Consolidated Financial Statements.

This Form 10-Q/A amends and restates "Item 1 Financial Statements" and Item 4."Controls and Procedures" of Part I of the Original Filing, as amended, in each case, solely as a result of, and to reflect, the Restatement.  Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

The consolidated financial statements of Sinocom Pharmaceutical, Inc. (the "Company" or the “Registrant), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and notes thereto, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on September 29, 2010.

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2010

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets(Unaudited)	4

Consolidated Statements of Income (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Unaudited Financial Statements	7-9

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009 (UNAUDITED)

ASSETS	3/31/2010	12/31/2009
	(restated)	(restated)
Current Assets
Cash and cash equivalents	$23,892,938	$34,363,124
Accounts receivable	19,642,928	22,488,263
Inventory	2,416,201	2,120,516
Trade deposits	4,834,541	-
Prepaid expenses and other receivables	144,497	180,933
Total Current Assets	50,931,105	59,152,836
Land use right	2,970,974	-
Prepaid lease	3,932,087	1,366,234
Deposit for construction	2,856,775	-
Property and equipment, net	677,079	613,891
Total Assets	$61,368,020	$61,132,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,458,333	$14,537,732
Due to related parties	117,839	-
Accrued expenses and other payables	1,037,390	1,715,759
Income tax payable	2,075,398	2,220,501
Total Current Liabilities	13,688,960	18,473,992

Stockholders' Equity
Common stock, par value $.001; 150,000,000 shares authorized; 71,416,660 shares issued and outstanding	71,417	71,417
Preferred stock, par value $.001; 20,000,000 shares authorized;15,847,099 shares issued and outstanding	15,847	15,847
Additional paid in capital	15,113,313	15,490,448
Statutory reserves	5,677,041	5,677,041
Other comprehensive income	4,924,533	4,905,832
Retained earnings	21,876,909	16,498,384
Total Stockholders' Equity	47,679,060	42,658,969
Total Liabilities and Stockholders' Equity	$61,368,020	$61,132,961

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC. CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009 (UNAUDITED)

	2010	2009
Sales, net	$24,896,351	$19,669,619

Cost of sales	16,169,013	12,939,180
Gross profit	8,727,338	6,730,439

Selling, general and administrative expenses	1,163,890	728,888
Income from operations	7,563,448	6,001,551

Other (income) expense
Non-operating income	(69,047)	2,339
Interest (income)	(6,187)	(8,620)
Total other (income) expense	(75,234)	(6,281)
Income before income taxes	7,638,682	6,007,832

Provision for income taxes	2,075,225	1,589,782
Net income	$5,563,457	$4,418,050
Dividend on series A preferred stock	(184,932)	-
Net income (loss) available to common shareholders	$5,378,525	$4,418,050

Net income per common share
Basic	$0.075	$0.064
Diluted	$0.064	$0.064
Weighted average common shares outstanding
Basic	71,416,660	68,988,493
Diluted	87,263,759	68,988,493

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOM PHARMACEUTICAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,563,457	$4,418,050
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	154,966	23,611
Loss on disposal of property and equipment	3,161	-
(Increase) / decrease in current assets:
Accounts receivables	2,845,335	(2,331,826)
Inventory	(295,685)	1,470,850
Prepaid expense and other receivables	36,436	(1,794,334)
Trade deposits	(4,834,541)	-
Increase / (decrease) in current liabilities:
Accounts payable	(4,079,399)	5,432,125
Accrued expenses and other payables	(678,369)	741
Due to related parties	117,838	1,417
Income taxes payable	(145,103)	348,711
Total Adjustments	(6,875,361)	3,151,295
Net cash provided/(used) by operating activities	(1,311,904)	7,569,345

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(83,144)	-
Payment to acquire land use right	(2,985,905)	-
Prepaid lease	(2,689,091)	-
Deposit paid for construction	(2,856,775)	-
Net cash used by investing activities	(8,614,915)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost of preferred stock paid	(377,135)
Preferred stock dividend paid	(184,932)	-
Net cash used by financing activities	(562,067)	-

Effect of exchange rate changes on cash and cash equivalents	18,700	18,098
Net change in cash and cash equivalents	(10,470,186)	7,587,443
Cash and cash equivalents, beginning balance	34,363,124	5,302,591
Cash and cash equivalents, ending balance	$23,892,938	$12,890,034
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	2,220,328	$1,241,071

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

Note 1 - ORGANIZATION

Sinocom Pharmaceutical, Inc. (“Sinocom” or “Company”) was formed on September 13, 2007 in the State of Nevada. The Company was originally incorporated as Tiger Acquisitions, Inc. and changed its name to Sinocom on February 26, 2009.  Through a share exchange, Rolling Rhine Holdings, Ltd (“Rolling Rhine”) and its wholly-owned subsidiaries, China Zhongxi Yao Group Ltd and Anqing Zhongxi Yao Ltd (“Anqing Zhongxi Yao”), became wholly-owned subsidiaries of the Company. Rolling Rhine was incorporated in December 2007, under the laws of the British Virgin Islands as a holding company for the purposes of owning 100% of China Zhongxi Yao Group Ltd. China Zhongxi Yao Group Limited was incorporated in July 2008, under the laws of Hong Kong company, for the purpose of owning 100% of the equity interest of Anqing Zhongxi Yao. Anqing Zhongxi Yao, formed in December 1997, was organized under the laws of the People’s Republic of China (“PRC”) and was owned by a number of individuals until December 13, 2005 when it was acquired by a company, which was under the common control of Rolling Rhine and China Zhongxi Yao.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of the Company as of and for the periods presented, have been included.  Interim results are not necessarily indicative of results to be expected for a full year.

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2009 Annual Report on Form 10-K/A  filed on September 29, 2010.

Note 3 - RESTATEMENT

When the Company accounted for the 2006 acquisition of Anqing Zhongxi Yao from the former shareholders, the Company determined that pooling-of-interest method was appropriate. Recently, in preparing the latest Form 10-Q for June 30, 2010, the Company revisited the accounting treatment the acquisition of Anqing Zhongxi Yao with its external consultant. After due consideration, the Company determined that the purchase method should be applied in accounting for the acquisition of Anqing Zhongxi Yao. The use of purchase method has resulted in significant changes to several components in the statement of stockholders’ equity as of January 1, 2006, and also changes to the balances carried forward in the subsequent periods. There is, however, no effect on the statements of cash flows, statements of income or total assets as presented in the financial statements the Company previously filed in its Form 10-K.

The restatement adjustments are detailed as follows:

	Common Stock	Preferred Stock	Additional Paid in Capital	Other Comprehensive Income	Statutory Reserves	Retained Earnings	Total Stockholders' Equity

Balance January 1, 2010, as reported previously	$71,417	$15,847	$13,856,076	$4,903,784	$7,617,885	$16,193,960	$42,658,969
Adjustments	0	0	1,634,372	2,048	(1,940,844)	304,424	0
Balance as January 1, 2010, restated	$71,417	$15,847	$15,490,448	$4,905,832	$5,677,041	$16,498,384	$42,658,969

Note 4 – INVENTORIES

	3/31/2010	12/31/2009
Finished goods	$2,416,201	$2,120,516

 Note 5 – TRADE DEPOSITS

Trade deposits represents amount held by pharmacy agencies for distribution rights and are refundable upon expiry of the distribution agreements.

Note 6 – LAND USE RIGHT

The land use right consisted of the following:

	3/31/2010	12/31/2009
Land lease	$2,985,873	$-
Less: Accumulated amortization	(14,899)	-
	$2,970,974	$-

In January 2010, a subsidiary of the Company operating in Anqing, the PRC acquired a land use right, which granted the Company a right to use a piece of land for a period of 50 years commencing on January 1, 2010. Amortization expense was $14,899 for the three months ended March 31, 2010.

Note 7 – DEPOSIT FOR CONSTRUCTION

The Company entered into an agreement with a developer and paid a deposit for the construction of distributor centre.

Note 8 – DUE TO RELATED PARTY

The amount was due to the Company’s chief executive officer.  The amount was unsecured, interest-free and repayable on demand.

Note 9 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, extending through January 2018. For the period ended March 31, 2010 and 2009, total lease expenses were $167,400 and $86,470, respectively.  The future minimum obligations under these agreements are as follows:

Year 1     $   478,463

Year 2     $   478,463

Year 3     $   478,463

Year 4     $   478,463

Year 5     $   478,463

Thereafter   $   1,472,499

In 2009, the Company has entered into a 50-year land lease for acquisition of unprocessed herbs cultivated through April 30, 2059. Terms of lease call for 5 payments at the beginning of each ten year period.  The total minimum obligation under the lease total $7,228,825 with second payment due May 1, 2019. Any breach by either party to the lease calls for a penalty payment of approximately $146,283 plus any economic loss incurred. The first payment has been capitalized and is being amortized over ten years. Amortization expense for the three months ended March 31, 2010 and 2009 totaled $36,622 and $0, respectively.

ITEM 2 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Sinocom Pharmaceutical, Inc (sometimes hereinafter referred to as “We,”  “Us,” “Our,” or the “Company”) is a Chinese pharmaceutical company engaged in the two complimentary businesses of wholesale distribution of pharmaceuticals and medical supplies, and cultivation and sale of natural herbs. The operations involving wholesale distribution of pharmaceuticals and medical supplies were commenced in 1986 as a state-owned enterprise by a predecessor of the Company. The Company commenced operations in 1997 when the state-owned predecessor company was privatized.  In 2009, the Company distributed a portfolio of over 5,446 types of western pharmaceuticals, medical supplies and processed Chinese herbs, to over 4,166 customers including hospitals, clinics, drug stores and sub-distributors covering five provinces in southeastern China.  The operations relating to cultivation of natural herbs were commenced by the Company in 2004. They currently involve seven main species of herbs which are cultivated by over 700 farmers on a plantation base of approximately 15.1 million square meters located primarily in the Da Bie mountain region of Anhui province, PRC.

Our business operations are based in Anqing, Anhui Province, PRC, and all operations are currently conducted through our wholly-owned subsidiary, Anqing Zhongxi Yao Ltd., a PRC corporation.

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

Results of Operation

Results of Operation for Sinocom Pharmaceutical, Inc., for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three month periods ended March 31, 2010 and 2009.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Revenue

Revenue for the three months ended March 31, 2010 was $24,896,351, as compared to revenue of $19,669,619 for the three months ended March 31, 2009, an increase of $5,226,732, or approximately 26.6%.  The increase in revenue was attributable to both the distribution of pharmaceutical products (for which revenues increased by $4,834,016, or approximately 38.4%, in the three months ended March 31, 2010 as compared to the same period in 2009), and to sales of cultivated natural herbs (for which revenue increased by $392,716, or approximately 5.5%, in the three months ended March 31, 2010, as compared to the same period of 2009).    The increase in revenue from sales of cultivated herbs is primarily attributable to the increasing size of our natural herbs plantation.  The increase in revenue from distribution of pharmaceutical products is primarily attributable to the higher sales and marketing effort and the results of PRC's 2009 RMB850 billion Health Reform Plan where major efforts are focused on improving medical care for the rural population (where our distribution business is).

Gross Profit

Cost of Sales increased $3,229,833, or approximately 25.0%, to $16,169,013 for the three months ended March 31, 2010, as compared to $12,939,180 for the three months ended March 31, 2009, primarily as a result of higher sales volume. Gross profit for the three months ended March 31, 2010, increased  $1,996,899, or approximately 29.7%, to $8,727,338 for the three months ended March 31, 2010, as compared to $6,730,439 for three months ended March 31, 2009. The increase in gross profit is attributable in part to the fact that gross margin from distribution of pharmaceutical products increased by $1,317,864, or approximately 45%, to $4,250,973 the three months ended March 31,

2010, as compared to $2,933,109 for three months ended March 31, 2009. Gross margin from sales of cultivated herbs increased by $679,035, or approximately 17.9%, to $4,476,365 for the three months ended March 31, 2010, as compared to $3,797,330 for the three months ended March 31, 2009.

Selling, General and Administrative Expenses

For the three months ended March 31, 2010, selling, general and administrative expenses were $1,163,890 as compared to $728,888 for the three months ended March 31, 2009. The increase of $435,002, or approximately 60.0%, was primarily attributable to higher sales promotional expenses.

Income From Operations

Income from operations increased $1,561,897, or approximately 26.0%, to $7,563,448 for the three months ended March 31, 2010, as compared to $6,001,551 for the three months ended March 31, 2009,  mainly due to higher distribution sales of pharmaceutical products, and increased cultivated herbs sales.

Net Income

The Company recorded net income of $5,563,457 for the three months ended March 31, 2010, as compared to $4,418,050 for the three months ended March 31, 2009. The increase of $1,145,407, or approximately 25.9%, was mainly due to higher distribution sales of pharmaceutical products, and increased cultivated herbs sales.

Liquidity and Capital Resources

Total Current Assets & Total Assets

As of March 31, 2010, we had current and total assets of $50,931,105 and $61,368,020, respectively, as compared to current and total assets of $59,152,836 and $61,132,961, respectively, as of December 31, 2009.  The decrease in current assets from December 31, 2009 to March 31, 2010, of $8,221,731 and increase in total assets from December 31, 2009 to March 31, 2010, of $235,059 are primarily attributable to the Company's increased prepaid lease for cultivation of natural herbs and land rights for construction of 62,000 square metres of modern warehouses in Anqing.

Total Current Liabilities

As of March 31, 2010, we had total current liabilities of $13,688,960, as compared to total current liabilities of $18,473,992, as of December 31, 2009.  The decrease in total current liabilities of $4,785,032, or approximately 25.9%, is primarily attributable to lower accounts payable as a result of earlier payment to distribution suppliers in order to secure better terms. We have also placed $4,834,541 trade deposits in the arrangement.

Operating Activities

Net cash used by operating activities was $1,311,904 for the three months ended March 31, 2010, as compared net cash provided by operating activities of $7,569,345 for the three months ended March 31, 2009. The decrease of $8,881,249, or approximately 117.7%, was primarily the result of a decrease in accounts payable together with an increase in trade deposits, which were partially offset by a decrease in accounts receivable.

Investing Activities

Net cash used by investing activities was $8,614,915 for the three months ended March 31, 2010, as compared to nil for the three months ended March 31, 2009.  The increase was attributable to increased land use rights, prepaid lease and deposit for warehouse construction.

Financing Activities

Net cash used in financing activities was $562,067 for the three months ended March 31, 2010, as compared to nil for the three months ended March 31, 2009.  The increase of $562,067 was attributable to cost of issuing preferred stocks, and dividends paid to preferred stockholders.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4 CONTROLS AND PROCEDURES.

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

In conjunction with re-audit of our financial statements from prior years, management determined that a restatement was required of our financial statements for the year ended December 31, 2009, included in our report on Form 10-K for the fiscal year ended December 31, 2009, and of our interim unaudited financial statements for the period ended March 31, 2010, included in our report on Form 10-Q for the period ended March 31, 2010. The restatement of our financial statements for the fiscal year ended December 31, 2009, was necessary in order to amend and restate our stockholders’ equity for the fiscal years ended December 31, 2009 and 2008, and the related notes thereto, in light of a change in the application of accounting for business combination from the pooling-of-interest method to the purchase method for the 2006 acquisition of Anqing Zhongxi Yao Ltd. The restatement of our interim unaudited financial statements for the period ended March 31, 2010, was necessary to reflect the effects of the December 31, 2009 restatement on our March 31, 2010 financial statements. As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex non-routine transactions. This weakness was a result of our incorrect conclusion regarding the correct method of acquisition accounting to be used in conjunction with the 2006 acquisition of Anqing Zhongxi Yao Ltd.

As a result of the material weakness identified with respect to our reporting of complex, non-routine transactions, our chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not adequate, as of the end of the period covered by this report, to ensure that the information required to be disclosed by us in our SEC reports was recorded, processed, summarized and reported within the time periods specified.

Subsequent to the filing of our report on Form 10-Q for the period ended March 31, 2010, to remediate the weakness in our disclosure controls and procedures, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and with determining the appropriate accounting treatment for any such complex, non-routine transactions.

Changes in Internal Control over Financial Reporting

Our management revised its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, originally included in our report on Form 10-K filed on March 31, 2010. Subsequent to filing, on May 19, 2010, of our report on Form 10-Q  for the period ended March 31, 2010, we identified errors in our 2009 financial statements and have restated those financial statements in a report on Form 10-K/A.  We have also restated our interim unaudited financial statements for the period ended March 31, 2010, in this report on Form 10-Q/A.  Management has concluded that these errors resulted from control deficiencies that represent material weakness in internal control over financial reporting.  As a result, management revised its assessment of the effectiveness of our internal control over financial reporting due to material weakness in our reporting of complex, non-routine transactions, and concluded that as of December 31, 2009, and as of March 31, 2010, our internal control over financial reporting was not effective.

Subsequent to filing of our report on Form 10-Q for the period ended March 31, 2010, to remediate the weakness in our internal controls over financial reporting, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and determining the appropriate accounting treatment for any such complex non-routine transactions.

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

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

a.

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

Date:  October 6, 2010

By:     /s/ Tuck Wing Pang, Chief Financial Officer

Date:  October 6, 2010