Form 10-Q
period 2010-06-30
SINOCOM PHARMACEUTICAL, INC.
filed 2010-10-07
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 2010

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

          [   ] Yes   [ X ] No

As of June 30, 2010, the Issuer had 71,416,660 shares of common stock issued and outstanding.

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

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2010

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 and DECEMBER 31, 2009
(UNADITED)

	6/30/2010	12/31/2009

Current Assets
Cash and cash equivalents	$24,428,753	$34,363,124
Accounts receivable	17,547,150	22,488,263
Inventory	2,108,209	2,120,516
Trade deposits	4,846,811	-
Prepaid expenses and other receivables	554,711	180,933
Total Current Assets	49,485,634	59,152,836
Land use right	2,956,023	-
Prepaid lease	3,808,683	1,366,234
Deposit for construction	2,856,775	-
Property and equipment, net	726,449	613,891
Total Assets	$59,833,564	$61,132,961

Liability and stockholders' equity
Current Liabilities
Accounts payable	$6,750,483	$14,537,732
Due to related parties	117,987	-
Accrued expenses and other payables	1,619,783	1,715,759
Income tax payable	970,956	2,220,501
Total Current Liabilities	9,459,209	18,473,992

Stockholders' Equity
Common stock, par value $.001; 150,000,000 shares authorized; 71,416,660 shares issued and outstanding	71,417	71,417
Preferred stock, par value $.001; 20,000,000 shares authorized; 15,847,099 shares issued and outstanding	15,847	15,847
Additional paid in capital	15,112,290	15,490,448
Statutory reserves	5,677,041	5,677,041
Other comprehensive income	5,012,301	4,905,832
Retained earnings	24,485,459	16,498,384
Total Stockholders' Equity	50,374,355	42,658,969
Total Liabilities and Stockholders' Equity	$59,833,564	$61,132,961

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009
(UNAUDITED)

	2010	2009
Sales, net	$44,254,101	$35,539,165

Cost of sales	30,602,816	24,258,850
Gross profit	13,651,285	11,280,315

Selling, general and administrative expenses	2,346,115	1,557,571
Income from operations	11,305,170	9,722,744

Other income (expense)
Non-operating income (expense)	73,612	(3,240)
Interest income	27,246	22,898
Total other income (expense)	100,858	19,658
Income before income taxes	11,406,028	9,742,402

Provision for income taxes	3,047,035	2,551,715
Net income	$8,358,993	$7,190,687

Dividend on series A preferred stock	(371,918)	-
Net income (loss) available to common shareholders	$7,987,075	$7,190,687

Net income per common share
Basic	$0.112	$0.102
Diluted	$0.096	$0.102
Weighted average common shares outstanding
Basic	71,416,660	70,226,382
Diluted	87,263,759	70,226,382

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 and 2009
(UNAUDITED)

	2010	2009
Sales, net	$19,357,750	$15,869,546

Cost of sales	14,433,803	11,319,670
Gross profit	4,923,947	4,549,876

Selling, general and administrative expenses	1,182,225	828,683
Income from operations	3,741,722	3,721,193

Other income(expense)
Non operating income (expense)	4,567	(901)
Interest income	21,058	14,278
Total other income (expense)	25,625	13,377
Income before income taxes	3,767,347	3,734,570

Provision for income taxes	971,810	961,933
Net income	$2,795,537	$2,772,637

Dividend on series A preferred stock	(186,986)
Net income (loss) available to common shareholders	$2,608,551	$2,772,637

Net income per common share
Basic	$0.037	$0.039
Diluted	$0.032	$0.039
Weighted average common shares outstanding
Basic	71,416,660	71,416,660
Diluted	87,263,759	71,416,660

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,358,993	$7,190,687
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	312,894	68,039
Loss on disposal of property and equipment	3,713	-

(Increase) / decrease in current assets:
Accounts receivables	4,941,113	(2,885,529)
Inventory	12,307	1,202,079
Trade deposits	(4,846,811)	-
Prepaid expense and other receivables	(373,778)	(1,794,078)
Increase / (decrease) in current liabilities:
Accounts payable	(7,787,249)	7,762,929
Accrued expenses and other payables	(282,963)	4,909
Due to related parties	117,987	(161,999)
Income taxes payable	(1,249,544)	(281,599)
Total Adjustments	(9,152,331)	3,914,751
Net cash provided/(used) by operating activities	(793,338)	11,105,438

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(152,600)	-
Payment to acquire land use right	(2,985,905)	-
Prepaid lease	(2,689,091)	(1,463,687)
Deposit paid for construction	(2,856,775)
Net cash used by investing activities	(8,684,371)	(1,463,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost of preferred stock paid	(378,157)	-
Preferred stock dividend paid	(184,932)	-
Net cash used by financing activities	(563,089)	-

Effect of exchange rate changes on cash and cash equivalents	106,427	24,065
Net change in cash and cash equivalents	(9,934,371)	9,665,816
Cash and cash equivalents, beginning balance	34,363,124	5,302,591
Cash and cash equivalents, ending balance	$24,428,753	$14,968,407
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	4,296,579	2,833,314

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Note 1 - ORGANIZATION

Sinocom Pharmaceutical, Inc. (“Sinocom” or “Company”) was formed on September 13, 2007 in the State of Nevada.  The Company was originally incorporated as Tiger Acquisitions, Inc. and changed its name to Sinocom on February 26, 2009.  Through a share exchange, Rolling Rhine Holdings, Ltd ("Rolling Rhine") and its wholly- owned subsidiaries, China Zhongxi Yao Group Ltd and Anqing Zhongxi Yao Ltd ("Anqing Zhongxi Yao"), became wholly-owned subsidiaries of the Company.  Rolling Rhine was incorporated in December 2007, under the laws of the British Virgin Islands as a holding company for the purposes of owning 100% of China Zhongxi Yao Group Ltd.   China Zhongxi Yao Group Limited was incorporated in July 2008 under the laws of Hong Kong, for the purpose of owning 100% of the stock of Anqing Zhongxi Yao.  Anqing Zhongxi Yao, formed in December 1997, was organized under the laws of the People’s Republic of China (“PRC”) and was owned by a number of individuals until December 13, 2005 when it was acquired by a company, which was under the common control of Rolling Rhine and China Zhongxi Yao Group Ltd.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of the Company as of and for the periods presented, have been included.  Interim results are not necessarily indicative of the results to be expected for a full year.

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

Note 3 – INVENTORIES

	6/30/2010	12/31/2009
Finished goods	$2,108,209	$2,120,516

 Note 4 – TRADE DEPOSITS

Trade deposits represents amount held by pharmacy agencies for distribution rights and are refundable upon expiry of the distribution agreements

Note 5 – LAND USE RIGHT

The land use right consisted of the following:

	6/30/2010	12/31/2009
Land lease	$2,985,873	$-
Less: Accumulated amortization	(29,850)	-
	$2,956,023	$-

In January 2010, a subsidiary of the Company operating in Anqing, the PRC acquired a land use right, which granted the Company a right to use a piece of land for a period of 50 years commencing on January 1, 2010. Amortization expense was $29,850 for the six months ended June 30, 2010.

Note 6 – DEPOSIT FOR CONSTRUCTION

The Company entered into an agreement with a developer and paid a deposit for the construction of distributor centre.

Note 7 – DUE TO RELATED PARTY

The amount was due to the Company’s chief executive officer.  The amount was unsecured, interest-free and repayable on demand.

Note 8 – COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, extending through January 2018. For the six months ended June 30, 2010 and 2009, total lease expenses were $335,476 and $197,484, respectively.  The future minimum obligations under these agreements are as follows:

Year 1     $   478,463

Year 2     $   478,463

Year 3     $   478,463

Year 4     $   478,463

Year 5     $   478,463

Thereafter   $   1,341,424

In 2009, the Company has entered into a 50-year land lease for acquisition of unprocessed herbs cultivated through April 30, 2059. Terms of lease call for 5 payments at the beginning of each ten year period.  The total minimum obligation under the lease total $7,228,825 with second payment due May 1, 2019. Any breach by either party to the lease calls for a penalty payment of approximately $146,283 plus any economic loss incurred. The first payment has been capitalized and is being amortized over ten years. Amortization expense for the six months ended June 30, 2010 and 2009 totaled $73,294 and $24,395, respectively.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUE, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUE, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

Sinocom Pharmaceutical, Inc (sometimes hereinafter referred to as “We,”  “Us,” “Our,” or the “Company”) is a Chinese pharmaceutical company engaged in the two complementary businesses of wholesale distribution of pharmaceuticals and medical supplies, and cultivation and sale of natural herbs. The operations involving wholesale distribution of pharmaceuticals and medical supplies were commenced in 1986 as a state-owned enterprise by a predecessor of the Company. The Company commenced operations in 1997 when the state-owned predecessor company was privatized.  In 2009, the Company distributed a portfolio of over 5,446 types of western pharmaceuticals, medical supplies and processed Chinese herbs, to over 4,166 customers including hospitals, clinics, drug stores and sub-distributors covering five provinces in southeastern China.   The operations relating to cultivation of natural herbs were commenced by the Company in 2004.  They currently involve seven main species of herbs which are cultivated by over 700 farmers on a plantation base of approximately 18.1million square meters located primarily in the Da Bie mountain region of Anhui province, PRC.

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

↓ 100%

China Zhongxi Yao Group Limited A Hong Kong Corporation

↓ 100%

Anqing Zhongxi Yao, Ltd, A PRC Corporation

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months periods ended June 30, 2010 and 2009.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Revenue

Revenue for the three months ended June 30, 2010 was $19,357,750, as compared to revenue of $15,869,546 for the three months ended June 30, 2009, an increase of $3,488,204, or approximately 22%. Revenue for the six months ended June 30, 2010 was $44,254,101, as compared to revenue of $35,539,165 for the six months ended June 30, 2009, an increase of $8,714,936, or approximately 25%.

The increases in revenue were attributable to both the distribution of pharmaceutical products and distribution and sales of cultivated natural herbs. Revenue from distribution of pharmaceutical products increased $3,555,648 or approximately  23%, and $ 8,387,531, or approximately  29.9%, for the three and six months ended June 30, 2010, respectively, as compared to the corresponding period in 2009. Revenue from distribution and sales of cultivated natural herbs decreased by $ 67,444, or approximately 17.1% and increased by $ 327,405, or approximately  4.4%, for the three and six months ended June 30, 2010, as compared to the corresponding period of 2009.

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

Gross Profit

Cost of Sales for the three months ended June 30, 2010 was $14,433,803, as compared to cost of sales of $11,319,670 for the three months ended June 30, 2009, an increase of $3,114,133, or approximately 28%. Cost of sales increased $6,343,966, or approximately 26%, to $30,602,816 for the six months ended June 30, 2010, as compared to $24,258,850 for the six months ended June 30, 2009, primarily as a result of higher sales volume.

Gross profit for the three months ended June 30, 2010 was $4,923,947, as compared to $4,549,876 for the three months ended June 30, 2009, an increase of $374,071, or approximately 8%. For the six months ended June 30, 2010, gross profit increased $2,370,970, or approximately 21%, to $13,651,285 for the six months ended June 30, 2010, as compared to $11,280,315 for six months ended June 30, 2009.

The increase in gross profit is attributable mainly to the higher gross margin derived from distribution of pharmaceutical products. Gross margin from distribution increased by $1,783,797, or approximately 24.6%, from $7,246,310 for the six months ended June 30, 2009, to $9,032,107 for the six months ended June 30, 2010.  Gross margin from sales of herbs increased by $587,173, or approximately 14.6%, from $4,032,005 for the six months ended June 30, 2009, to $4,619,178 for the six months ended June 30, 2010.

Selling, General and Administrative Expenses

For the three months ended June 30, 2010, selling, general and administrative expenses was $1,182,225 as compared to selling, general and administrative expenses of $828,683 for the three months ended June 30, 2009, an increase of $353,572, or approximately 43%, which was mainly due to an increase in payroll and amortization of land lease and land usage right. For the six months ended June 30, 2010, selling, general and administrative expenses were $2,346,115 as compared to selling, general and administrative expenses of $1,557,571 for the six months ended June 30, 2009., The increase of $788,544, or approximately 51%, was primarily attributable to an increase in payroll and amortization of land lease and land usage right.

Income From Operations

Income from operations increased $20,529, or approximately 1%, to $3,741,722 for the three months ended June 30, 2010, as compared to $3,721,193 for the three months ended June 30, 2009, and increased $ 1,582,426, or approximately 16%, to $ 11,305,170 for the six months ended June 30, 2010, as compared to $9,722,744 for the six months ended June 30, 2009.  The increases in income from operations for the three months and six months ended June 30 were mainly due to higher distribution sales of pharmaceutical products, and increased cultivated herbs sales.

Net Income

The Company recorded net income of $2,795,537 for the three months ended June 30, 2010, as compared to net income of $2,772,637 for the three months ended June 30, 2009, and recorded net income of $8,358,993 for the six months ended June 30, 2010, as compared to net income of $7,190,687 for the six months ended June 30, 2009. The increases of $22,900, or approximately 1%, and $1,168,306, or approximately 16%, respectively, were mainly due to higher distribution sales of pharmaceutical products, and increased cultivated herbs sales.

Liquidity and Capital Resources

Total Current Assets & Total Assets

As of June 30, 2010, we had current and total assets of $49,485,634 and $59,833,564, respectively, as compared to current and total assets of $59,152,836 and $61,132,961, respectively, as of December 31, 2009.  The decrease in current assets from December 31, 2009 to June 30, 2010, of $9,667,202 and decrease in total assets from December 31, 2009 to March 31, 2010, of $1,299,397 are primarily attributable to the company's decreased cash balance and accounts receivable.

Total Current Liabilities

As of June 30, 2010, we had total current liabilities of $9,459,209, as compared to total current liabilities of $18,473,992, as of December 31, 2009.  The decrease in total current liabilities of $9,014,783, or approximately 48.8%, is primarily attributable to lower accounts payable as a result of earlier payment to distribution suppliers made in order to secure better terms.

Operating Activities

Net cash used by operating activities was $793,338 for the six months ended June 30, 2010, as compared net cash provided by operating activities of $11,105,438 for the six months ended June 30, 2009. The decrease of $11,898,776, or approximately 107.1%, was primarily a result of an increase in trade deposits, and a decrease in accounts payable offset by a decrease in accounts receivable.

Investing Activities

Net cash used by investing activities was $8,684,371 for the six months ended June 30, 2010, as compared to $1,463,687 for the six months ended June 30, 2009.  The increase was attributable to increased land use rights, prepaid lease and deposit for warehouse construction.

Financing Activities

Net cash used in financing activities was $563,089 for the six months ended June 30, 2010, as compared to nil for the six months ended June 30, 2009.  The increase of $563,089 was attributable to cost of issuing preferred stocks, and dividends paid to preferred stockholders.

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

While our reporting currency is the U.S. dollar, to date all of our revenue and expenses and all of our assets are denominated in RMB.  As a result, we are exposed to foreign exchange risk because our reported revenue and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenue and assets as expressed in our U.S. dollar financial statements will decline. The fluctuations in the exchange rate would affect our financial results translated in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

For reporting purposes, all assets and liabilities were translated at the current exchange rate, stockholders’ equity was translated at the historical rates and income statement items were translated at the average exchange rate for the period.

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

Changes in Internal Control over Financial Reporting

There was a change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The change was made to remediate a weakness which management identified in our internal controls over financial reporting

Our management revised its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, originally included in our report on Form 10-K filed on March 31, 2010. Subsequent to filing, on May 19, 2010, of our report on Form 10-Q  for the period ended March 31, 2010, we identified errors in our 2009 financial statements and have restated those financial statements in a report on Form 10-K/A.  We have also restated our interim unaudited financial statements for the period ended March 31, 2010, in a report on Form 10-Q/A.  Management has concluded that these errors resulted from control deficiencies that represented a material weakness in internal control over financial reporting.  As a result, management revised its assessment of the effectiveness of our internal control over financial reporting due to material weakness in our reporting of complex, non-routine transactions, and concluded that as of December 31, 2009, and as of March 31, 2010, our internal control over financial reporting was not effective.

To remediate the weakness in our internal controls over financial reporting identified by management, during the period ended June 30, 2010, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and determining the appropriate accounting treatment for any such complex non-routine transactions.

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

Date: October 7, 2010

By:     /s/ Tuck Wing Pang, Chief Financial Officer

Date: October 7, 2010