Form 10-Q
period 2010-09-30
SINOCOM PHARMACEUTICAL, INC.
filed 2010-11-15
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

          [   ] Yes   [ X ] No

As of September 30, 2010, the Issuer had 71,416,660 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Sinocom Pharmaceutical, Inc. (the "Company" or the “Registrant"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and notes thereto, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on September 29, 2010.

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2010

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNADITED)

	September 30, 2010	December 31, 2009

Current Assets
Cash and cash equivalents	$25,804,057	$34,363,124
Accounts receivable	23,592,163	22,488,263
Inventory	2,166,842	2,120,516
Trade deposits	4,931,880	-
Prepaid expenses and other receivables	546,958	180,933
Total Current Assets	57,041,900	59,152,836

Land use right	2,940,923	-
Prepaid lease	3,684,047	1,366,234
Deposit for construction	2,856,775	-
Property and equipment, net	714,276	613,891
Total Assets	$67,237,921	$61,132,961

Liability and stockholders' equity
Current Liabilities
Accounts payable	$8,142,365	$14,537,732
Due to related parties	119,636	-
Accrued expenses and other payables	1,947,036	1,715,759
Income tax payable	1,408,188	2,220,501
Total Current Liabilities	11,617,225	18,473,992

Stockholders' Equity
Common stock, par value $.001; 150,000,000 shares authorized;	71,417	71,417
71,416,660 shares issued and outstanding
Preferred stock, par value $.001; 20,000,000 shares authorized;	15,847	15,847
15,847,099 shares issued and outstanding
Additional paid in capital	15,112,290	15,490,448
Statutory reserves	5,677,041	5,677,041
Other comprehensive income	5,668,439	4,905,832
Retained earnings	29,075,662	16,498,384
Total Stockholders' Equity	55,620,696	42,658,969
Total Liabilities and Stockholders' Equity	$67,237,921	$61,132,961

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Sales, net	$26,994,546	$20,541,872	$71,248,647	$56,081,037

Cost of sales	19,343,886	15,051,987	49,946,702	39,310,837
Gross profit	7,650,660	5,489,885	21,301,945	16,770,200
Selling expenses	1,061,462	452,454	2,631,018	1,171,468
General and administrative expenses	406,326	488,223	1,182,885	1,326,780
Income from operations	6,182,872	4,549,208	17,488,042	14,271,952

Other income (expense)
Non-operating income (expense)	(6,236)	(2,083)	67,376	(5,323)
Interest income	22,897	15,130	50,143	38,028
Total other income (expense)	16,661	13,047	117,519	32,705
Income before income taxes	6,199,533	4,562,255	17,605,561	14,304,657

Provision for income taxes	1,420,289	1,041,475	4,467,324	3,593,190
Net income	$4,779,244	$3,520,780	$13,138,237	$10,711,467

Dividend on series A preferred stock	(189,041)	-	(560,959)	-
Net income (loss) available to common shareholders	$4,590,203	$3,520,780	$12,577,278	$10,711,467

Net income per common share
Basic	$0.06	$0.05	$0.18	$0.15
Diluted	$0.05	$0.05	$0.15	$015
Weighted average common shares outstanding
Basic	71,416,660	71,416,660	71,416,660	70,628,976
Diluted	87,263,759	71,416,660	87,263,759	70,628,976

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,138,237	$10,711,467
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	474,770	124,432
Loss on disposal of property and equipment	3,714	-

(Increase) / decrease in current assets:
Accounts receivables	(1,103,900)	(4,120,843)
Inventories	(46,326)	922,347
Trade deposits	(4,931,880)	-
Prepaid expense and other receivables	(366,025)	(1,858,795)
Increase / (decrease) in current liabilities:
Accounts payable	(6,395,369)	10,585,779
Accrued expenses and other payables	42,236	1,314,219
Due to related parties	119,636	(163,225)
Income taxes payable	(812,313)	(194,222)
Total Adjustments	(13,015,457)	6,609,692
Net cash provided/(used) by operating activities	122,780	17,321,158

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(162,607)	(734)
Payment to acquire land use right	(2,985,905)	-
Prepaid lease	(2,689,091)	(1,463,687)
Deposit paid for construction	(2,856,775)
Net cash used by investing activities	(8,694,378)	(1,464,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost of preferred stock paid	(378,158)	-
Preferred stock dividend paid	(371,918)	-
Net cash used by financing activities	750,076)	-

Effect of exchange rate changes on cash and cash equivalents	762,608	(14,941)
Net change in cash and cash equivalents	(8,559,067)	15,871,678
Cash and cash equivalents, beginning balance	34,363,124	5,302,591
Cash and cash equivalents, ending balance	$25,804,057	$21,174,269
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	5,279,637	3,787,412

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

Note 1 - ORGANIZATION

Sinocom Pharmaceutical, Inc. ("Sinocom" or "Company") was formed on September 13, 2007 in the State of Nevada.  The Company was originally incorporated as Tiger Acquisitions, Inc. and changed its name to Sinocom on February 26, 2009.  Through a share exchange, Rolling Rhine Holdings, Ltd ("Rolling Rhine") and its wholly- owned subsidiaries, China Zhongxi Yao Group Ltd and Anqing Zhongxi Yao Ltd ("Anqing Zhongxi Yao"), became wholly-owned subsidiaries of the Company.  Rolling Rhine was incorporated in December 2007, under the laws of the British Virgin Islands as a holding company for the purposes of owning 100% of China Zhongxi Yao Group Ltd.   China Zhongxi Yao Group Limited was incorporated in July 2008 under the laws of Hong Kong, for the purpose of owning 100% of the stock of Anqing Zhongxi Yao.  Anqing Zhongxi Yao, formed in December 1997, was organized under the laws of the People’s Republic of China ("PRC") and was owned by a number of individuals until December 13, 2005 when it was acquired by a company, which was under the common control of Rolling Rhine and China Zhongxi Yao Group Ltd.

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

Note 3 – EARNINGS PER SHARE

Basic earnings per share is computed in accordance with SFAS No.128 (now known as ASC 260), “Earnings Per Share,” by dividing the net income by the weighted average number of outstanding common stock during the period. The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

Note 3 – EARNINGS PER SHARE

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Earnings per share – Basic
Income for the period	4,590,203	3,520,780	12,577,278	10,711,467
Weighted average common shares	71,416,660	71,416,660	71,416,660	70,628,976
Basic earnings per share	0.06	0.05	0.18	0.15

Earnings per share – Diluted
Income for the period	4,590,203	3,520,780	12,577,278	10,711,467
Dividend on series A preferred stock	189,041	-	560,959	-
	4,779,244	3,520,780	13,138,237	10,711,467

Weighted average common shares	71,416,660	71,416,660	71,416,660	70,628,976
Diluted effect from Series A preferred stock	15,847,099	-	15,847,099	-
Weighted average common shares and potential common shares	87,263,759	71,416,660	87,263,759	70,628,976

Diluted earnings per share	0.05	0.05	0.15	0.15

Note 4 – INVENTORIES

	September 30, 2010	December 31, 2009

Finished goods	$2,166,842	$2,120,516

 Note 5 – TRADE DEPOSITS

Trade deposits represent amounts held by pharmacy agencies for distribution rights.  The deposits are refundable upon expiry of the distribution agreements unless the Company violates the restriction to sell outside the designated area.

Note 6 – LAND USE RIGHT

The land use right consisted of the following:

	September 30, 2010	December 31, 2009

Land lease	$2,985,905	$-
Less: Accumulated amortization	(44,982)	-
	$2,940,923	$-

In January 2010, a subsidiary of the Company operating in Anqing, the PRC acquired a land use right, which granted the Company a right to use a piece of land for a period of 50 years commencing on January 1, 2010. Amortization expense was $15,100 and $44,982 for the three months and nine months ended September 30, 2010, respectively.

Note 7 – DEPOSIT FOR CONSTRUCTION

The Company entered into an agreement with a developer and paid a deposit for the construction of distribution center.

Note 8 – DUE TO RELATED PARTY

The amount was due to the Company’s chief executive officer.  The amount was unsecured, interest-free and repayable on demand.

Note 9 – COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net income	4,779,244	3,520,780	13,138,237	10,711,467
Foreign currency transaction adjustments	656,139	(12,391)	762,608	11,999
Comprehensive income	5,435,383	3,508,389	13,900,845	10,723,466

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

Overview

Sinocom Pharmaceutical, Inc (sometimes hereinafter referred to as “We,”  “Us,” “Our,” or the “Company”) is a Chinese pharmaceutical company engaged in the two complementary businesses of wholesale distribution of pharmaceuticals and medical supplies, and cultivation and sale of natural herbs. The operations involving wholesale distribution of pharmaceuticals and medical supplies were commenced in 1986 as a state-owned enterprise by a predecessor of the Company. The Company commenced operations in 1997 when the state-owned predecessor company was privatized.  In 2009, the Company distributed a portfolio of over 5,446 types of western pharmaceuticals, medical supplies and processed Chinese herbs, to over 4,166 customers including hospitals, clinics, drug stores and sub-distributors covering five provinces in southeastern China.   The operations relating to cultivation of natural herbs were commenced by the Company in 2004.  They currently involve seven  main species of herbs which are cultivated by over 700 farmers on a plantation base of approximately 18.1 million square meters located primarily in the Da Bie mountain region of Anhui province, PRC.

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

↓ 100%

China Zhongxi Yao Group Limited A Hong Kong Corporation

↓ 100%

Anqing Zhongxi Yao, Ltd, A PRC Corporation

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months periods ended September 30, 2010 and 2009.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Revenue

Revenue for the three months ended September 30, 2010 was $26,994,546, as compared to revenue of $20,541,872 for the three months ended September 30, 2009, an increase of $6,452,674, or approximately 31%. Revenue for the nine months ended September 30, 2010 was $71,248,647, as compared to revenue of $56,081,037 for the nine months ended September 30, 2009, an increase of $15,167,610, or approximately 27%.

The increase in revenue was attributable to higher revenue from the distribution sale of pharmaceutical products and herbs. Revenue from distribution of pharmaceutical products increased $3,498,777 or approximately 21%, and $10,004,398, or approximately 25%, for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Revenue from distribution and sales of cultivated natural herbs increased by $2,953,897, or approximately 74% and increased by $5,163,213, or approximately  31%, for the three and nine months ended September 30, 2010, as compared to the corresponding periods of 2009.

The increase in revenue from distribution of pharmaceutical products was primarily attributable to the increased sales and marketing efforts and the results of PRC's 2009 RMB850 billion Health Reform Plan where major efforts are focused on improving medical care for the rural population. The increase in revenue from sales of herbs is primarily attributable to the higher sales activities as a result of larger land size of herbs plantation.

Gross Profit

Cost of sales for the three months ended September 30, 2010 was $19,343,886, as compared to cost of sales of $15,051,987 for the three months ended September 30, 2009, an increase of $4,291,899, or approximately 28%. Cost of sales increased $10,635,865, or approximately 27%, to $49,946,702 for the nine months ended September 30, 2010, as compared to $39,310,837 for the nine months ended September 30, 2009, primarily as a result of higher sales volume.

Gross profit for the three months ended September 30, 2010 was $7,650,660, as compared to $5,489,885 for the three months ended September 30, 2009, an increase of $2,160,775 (approximately 39%). For the nine months ended September 30, 2010, gross profit increased $4,531,745, or approximately 27%, to $21,301,945 for the nine months ended September 30, 2010, as compared to $16,770,200 for nine months ended September 30, 2009.

The increase in gross profit is attributable mainly to the higher gross margin derived from distribution and sales of herbs.  Gross margin from sales of herbs increased by $1,551,458 (approximately 86%) from $1,796,236 for the three months ended September 30, 2009, to $3,347,694 for the three months ended September 30, 2010. On pharmaceutical products, the gross margin increased by $609,317, or approximately 16%, from $3,693,649 for the three months ended September 30, 2009, to $4,302,966 for the three months ended September 30, 2010 as a result of higher sales.  Gross margin from sales of herbs increased by $2,773,773 (approximately 34%) from $8,084,496 for the nine months ended September 30, 2009, to $10,858,269 for the nine months ended September 30, 2010. On pharmaceutical products, the gross margin increased by $1,757,972, or approximately 20%, from $8,685,704 for the nine months ended September 30, 2009, to $10,443,676 for the nine months ended September 30, 2010 as a result of higher sales.

Selling, General and Administrative Expenses

For the three months ended September 30, 2010, selling expenses was $1,061,462 as compared to selling expenses of $452,454 for the three months ended September 30, 2009. Selling expenses increased by $609,008, or approximately 135%, mainly as a result of higher sales incentive payout of $459,545.  For the nine months ended September 30, 2010, selling expenses was $2,631,018 as compared to $1,171,468 for the nine months ended September 30, 2009. The increase of $1,459,510 in selling expenses, or approximately 125%, was mainly due to an increase of $1,083,009 in sales incentives to promote higher sales activities and increase market share and size., and partly due to higher amortization of land lease (raw herbs) in 2010 due to more land leased in 2010.

For the three months ended September 30, 2010, general and administrative expenses was $406,326 as compared to general and administrative expenses of $488,223 for the three months ended September 30, 2009, a decrease of $81,897, or approximately 17%. The decrease was as a result re-designation of resources to assist in the company's selling processes in 2010. For the nine months ended September 30, 2010, general and administrative expenses was $1,182,885 as compared to general and administrative expenses of $1,326,780 for the nine months ended September 30, 2009, a decrease of $143,895, or approximately 11%, which was mainly due to re-designation of resources to assist in the company's selling processes in 2010.

Income From Operations

Income from operations increased $1,633,664, or approximately 36%, to $6,182,872 for the three months ended September 30, 2010, as compared to $4,549,208 for the three months ended September 30, 2009, and increased $3,216,090, or approximately 23%, to $17,488,042 for the nine months ended September 30, 2010, as compared to $14,271,952 for the nine months ended September 30, 2009.  The increases in income from operations for the three months and nine months ended September 30 were mainly due to higher distribution sales of pharmaceutical products, and increased cultivated herbs sales.

Net Income

The Company recorded net income of $4,779,244 for the three months ended September 30, 2010, as compared to net income of $3,520,780 for the three months ended September 30, 2009, and recorded net income of $13,138,237 for the nine months ended September 30, 2010, as compared to net income of $10,711,467 for the nine months ended September 30, 2009. The increases of $1,258,464, or approximately 36%, and $2,426,770, or approximately 23%, respectively, were mainly due to higher distribution sales of pharmaceutical products, and increased cultivated herbs sales.

Liquidity and Capital Resources

Total Current Assets & Total Assets

As of September 30, 2010, we had current and total assets of $57,041,900 and $67,237,921, respectively, as compared to current and total assets of $59,152,836 and $61,132,961, respectively, as of December 31, 2009.  Current assets decreased by $2,110,936 from December 31, 2009 to September 30, 2010, primarily as a result of the decline in in cash and cash equivalent, as the Company's operating subsidiary in Anqing has acquired a 50-year land use right in January 2010 and entered into an development agreement for the construction of a distribution centre. Coupled with higher amount of prepaid lease amounts for new land leased for raw herbs cultivation, total assets increased by $6,104,960 as of September 30, 2010.

Total Current Liabilities

As of September 30, 2010, we had total current liabilities of $11,617,225, as compared to total current liabilities of $18,473,992, as of December 31, 2009.  The decrease in total current liabilities of $6,856,767, or approximately 37%, is primarily attributable to lower accounts payable as a result of earlier payment to distribution suppliers made in order to secure better terms.

Operating Activities

Net cash provided by operating activities was $122,780 for the nine months ended September 30, 2010, as compared to net cash provided by operating activities of $17,321,158 for the nine months ended September 30, 2009. The decrease of $17,198,378 or approximately 100%, was primarily a result of an increase in trade deposits and accounts receivable, and a decrease in accounts payable.

Investing Activities

Net cash used by investing activities was $8,694,378 for the nine months ended September 30, 2010, as compared to $1,464,421 for the nine months ended September 30, 2009.  The increase was attributable to increased land use rights, prepaid lease and deposit for a distribution center.

Financing Activities

Net cash used in financing activities was $750,076 for the nine months ended September 30, 2010, as compared to nil for the nine months ended September 30, 2009.  The increase of $750,076 was attributable to cost of issuing preferred stock, and dividends paid to preferred stockholders.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SINOCOM PHARMACEUTICAL, INC.

By:

XueXiang Ai, Chief Executive Officer

Date:  November 15, 2010

By:     Tuck Wing Pang, Chief Financial Officer

Date:  November 15, 2010