Form 10-K
period 2010-12-31
SINOCOM PHARMACEUTICAL, INC.
filed 2011-04-15
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [   ]   No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of December 31, 2010, the Company had 71,416,660  shares of common stock  issued and outstanding.

PART I

ITEM 1.

BUSINESS.

We primarily operate two business lines: pharmaceutical distribution and Traditional Chinese Medicine (“TCM”) raw herb plantation management.

Pharmaceutical Distribution

We distribute approximately 6,800 products including both TCM and Western pharmaceuticals, TCM processed herbs, and medical supplies to third and fourth tier cities in Central-Eastern China, which includes the Anhui, Jiangxi, Hubei, Jiangsu, and Zhejiang provinces.  Distributing pharmaceuticals directly to the hospitals, pharmacies and medical clinics in the third and fourth tier cities that we primarily serve in a cost-effective manner is challenging, largely because the transportation infrastructure in these markets is less developed and the customer base is highly fragmented and often requires the delivery of small quantities of different products once every two to three days.

We are able to provide direct distribution of these products to over 4,800 customers through our delivery fleet that is specifically tailored for the distribution purposes in our coverage regions. Through the design of optimal delivery routes, our delivery fleet is able to provide frequent deliveries to a fragmented customer base in difficult to reach locations within 24 hours of the receipt of an order.

We deliver products to our customers on average once every two to three days by assigning specific trucks to pre-determined regions, which enables us to reach between 5 to 25 customers per trip, as delivery demands require. Our ability to provide timely, consistent, and reliable distribution service is one of our key competitive strengths. From time to time, we also use third-party logistics companies to deliver orders that are outside of our direct distribution network.

Distribution Network and Management

The following map illustrates the geographical coverage of our distribution network:

Our operations are anchored by what we believe is one of the largest storage facilities tailored to small quantity deliveries in Central-Eastern China. This distribution facility is located in Anqing, Anhui, which positions us at the center of China’s Central-Eastern region and near the intersection of the five provinces we serve. These provinces have comparable market characteristics with similar customer needs and a highly fragmented and dispersed customer base. In 2010, approximately 90% of our net sales came from Anhui province with the remainder coming from the Jiangxi, Hubei, Zhejiang, and Jiangsu provinces.

Our warehouse management and order packaging systems are tailored to efficiently fill small quantity orders and are supported by inventory management software that tracks individual product inventory to provide data on product expiration and inventory needs. Furthermore, our purchasing, warehousing, sales, and distribution teams are highly integrated through daily cross-team interactions and meetings to collect and aggregate information on customer product needs, high priority product sales, and warehouse inventory and purchasing needs. This integrated model ensures that we are able to offer products that match our customers’ needs and efficiently manage our product inventory.

Distribution Facilities

Our distribution facility is located near our headquarters in Anqing, Anhui. Our distribution facility has four warehouses for pharmaceutical products, one warehouse for medical supplies, and two warehouses for TCM processed herbs and TCM raw herbs.

We have entered into a lease for our distribution facility and warehouses, the term of which does not expire until 2019 and we do not expect any material difficulties in the renewal of these existing leases upon their expiration. Our distribution facility is GSP-certified with inventory and delivery management systems integrated into an ERP information system. The ERP-certified information system provides us with up-to-the minute information on product inventory, pending customer orders, and order status. This system also provides other functions such as marketing, product data, inventory replenishment and computer price updates. Through this system, we are able to better control inventory flow, improve logistics efficiency and enhance operational planning.

We plan to construct a modern GSP-certified pharmaceutical warehouse in Anqing. This facility will be equipped with climate control systems and a new inventory management system, that will include fully automated selection and packing systems as well as product identification systems, which will allow us to quickly retrieve product data and reduce our delivery lead-time. The facility will also double our storage capacity and enable us to broaden our distribution radius in order to further penetrate adjacent provinces. We expect this new facility to commence operations in late 2012 or early 2013.

TCM Raw Herb Plantation Management

We are also engaged in the management of TCM raw herb plantations. We currently have access to 12 types of TCM raw herbs through purchase and sales agreements with seven local village committees and farmers in Anhui province. Due to plantation cycles, we do not offer every raw herb each year. We believe that these herbs are of superior quality due to the location of the plantations in the central plains of the Da Bie Mountains in Anhui, which has climate and soil conditions that are ideal for growing TCM raw herbs. Distributing TCM raw herbs is highly attractive due to the strong demand for TCM products in the markets that we serve. Our ability to distribute TCM raw herbs allows us to increase our profitability and margins as well as broaden our customer base to include TCM manufacturers and traders in the Bozhou market.

The following map sets forth the locations of the current plantation sites:

We source our TCM raw herbs through seven separate purchase and sales agreements entered into with local village committees and farmers in the Anhui province. Under these purchase and sales agreements, we have exclusive rights to purchase a predetermined amount of harvested TCM raw herbs, as well as a preemptive right to purchase all herbs harvested in excess of the predetermined amount.  The purchase price that we pay for the herbs is determined based on costs, including labor, seeding and fertilizer.  Pursuant to our agreements with them, the village committees are not allowed to use their lands for other purposes or subcontract their land to other third parties without our consent.  We have the right to control the type of TCM raw herbs to be cultivated and the cultivation methodology to be used. The village committees are also required to cooperate with us throughout the cultivation process, and we have the right to provide technical training, directions and supervision throughout the cultivation process.  One of these purchase and sales agreements has a term of 50 years and will expire in 2059.  The other six purchase and sales agreements have a term of 10 years and will expire in 2019 or 2020.

To increase our net sales and profit margins, we aim to select raw herbs that are high in demand and low in availability according to market intelligence we gain from our pharmaceutical distribution business.  We consider factors such as the suitability of the climate and soil conditions for cultivating the herbs in Anhui as well as the technical skills required to plant and harvest the TCM raw herb in a manner that maximizes yield.  We will typically conduct a small-scale trial planting in order to determine whether a certain raw herb fulfills our selection criteria prior to launching a large-scale cultivation operation. We provide on-site support to the farmers by stationing one or two technical personnel at each plantation site. Our on-site technical staff members provide technical assistance and training, including cultivation know-how, to the farmers and closely monitor the seeding and cultivation process to ensure herb quality.  The local village committees will assign certain farmers to carry out the work necessary to fulfill our purchase and sales agreements

Farmers generally sow seeds in spring and harvest in autumn, although different herbs have different growth cycles. Typically, several months prior to the harvest, our sales and marketing representatives inform our customers regarding the harvest schedule and forecasted yields and accept orders in advance and negotiate the sales prices based on prevailing market rates.  The TCM raw herbs are primarily sold to certain TCM raw herb trading companies located in the Bozhou market.  In addition, we also sell the TCM raw herbs to TCM pharmaceutical manufacturers.  Our location in Anhui province and proximity to Bozhou provides us with an advantage in the marketing and sales of our TCM raw herbs.

Our Products

Pharmaceutical Distribution

We believe that we distribute the largest portfolio of pharmaceutical products into third and fourth tier cities in China’s Central-Eastern region.  We distribute over 6,800 wholesale pharmaceutical products consisting of 1,695 TCM pharmaceuticals, 400 TCM processed herbs, 4,416 Western pharmaceuticals and 374 medical supplies.  Of these products, we have obtained exclusive distribution rights over specified geographic areas for 458 products as of December 31, 2010.

The following table sets forth the net sales contributed from each category of products from our pharmaceutical distribution business in 2008, 2009 and 2010, respectively.

	2008	2009	2010
TCM pharmaceuticals	16.0%	24.9%	23.2%
TCM processed herbs	10.3%	12.6%	14.0%
Western pharmaceuticals	36.6%	39.6%	38.9%
Medical supplies	3.5%	4.1%	3.6%
Total	66.4%	81.2%	79.7%

The following table sets forth the gross profit contributed from each category of products from our pharmaceutical distribution business in 2008, 2009 and 2010, respectively.

	2008	2009	2010
TCM pharmaceuticals	21.8%	21.7%	22.1%
TCM processed herbs	44.0%	44.1%	42.1%
Western pharmaceuticals	22.2%	22.0%	22.2%
Medical supplies	21.0%	22.6%	23.5%

The products we distribute cover a wide range of therapeutic areas.  Of the pharmaceutical products we distribute, the top three product categories are anti-infective, personal care, and respiratory, which in aggregate accounted for 33.8% of our total net sales. The products included in these categories are primarily over-the-counter products that are commonly used in our coverage areas regions, and further supported by the advertising and promotion of their respective pharmaceutical manufacturers.

Other than pharmaceutical and medical supply products, we also procured 400 TCM processed herbs for our pharmaceutical distribution business in 2010.

Product Mix Management

We actively manage our pharmaceutical product portfolio to maintain an optimal product mix that allows us to meet our customer’s needs and achieve higher profitability through steps such as adjusting our product portfolio and procuring new products based on customer feedback, continuously monitoring product sales and margins to maintain profitablility and replace underperforming products, and seeking to increase our exclusive product portfolio.

TCM Raw Herb Plantation Management

We currently have access to 12 types of TCM raw herbs through purchase and sales agreements with seven local village committees and farmers in Anhui province. Due to the plantation cycles, some of the TCM raw herbs are not available every year.

The following table summarizes the size of the plantation site and the net sales contribution percentage of each TCM raw herb in 2010:

	TCM Raw Herb (scientific name/name in pinyi Chinese)	Size of Plantation Site (m²)	% of Total Net Sales in 2010
1	Pueraria lobata (Gegen)	4,152,000	8.8
2	Rhizoma Gastrodiae (Tianma)	1,133,333	3.5
3	Poria cocos F.A. Wolf (Fuling)	1,733,333	2.5
4	Isatis indigotica (Banlangen）	2,666,667	2.5
5	Salvia miltiorrhiza (Dansheng)	2,000,000	1.3
6	Chrysanthemum morifolium (Juhua)	666,667	1.2
7	Radix scrophulariae (Xuanshen)	666,667	0.4
8	Eucommia ulmoides (Duzhong)	1,433,333	0.1
9	Taxus sumatrana (Hongdoushan)	2,000,000	-
10	Cortex moutan (Danpi)	666,667	-
11	Paeonia lactiflora (Baishao)	666,667	-
12	Platycodon grandiflorum (Jiegeng)	666,667	-

Our Customers

Pharmaceutical Distribution

We distribute our products to more than 4,800 customers that include hospitals, medical clinics, pharmacies, and sub-distributors, which typically serve as the procurement arm of some hospitals in remote areas.  The following table set for the number of our customers in each categories for the periods indicated:

	2008	2009	2010
Hospitals	106	140	154
Medical clinics	988	2910	3,516

Pharmacies	483	898	933
Sub-distributors	176	218	291
Total	1,753	4,166	4,894

Currently, approximately 90% of our distribution revenues comes from customers in Anhui province, with the balance coming from customers in Jiangxi, Hubei, Zhejiang and Jiangsu.  Our customers typically have smaller-scaled operations compared to the larger hospitals in the first- and second-tiered cities and require frequent odd-lot deliveries. Due to their smaller scale, our customers also frequently require additional product support, which we provide through 17 pharmacists and medical doctors that are on our sales and marketing team, each with an in-depth knowledge of the pharmaceutical products we offer. Our sales force also organizes seminars at least once a month to introduce new products to our customers. We believe our direct and regular interaction with hospitals, pharmacies and medical clinics allows us to better understand evolving product preferences and develop stronger relationships with our customers.

We generally grant a credit term of 30 to 60 days for pharmacies and clinics, 90 to 100 days for sub-distributors, and 90 to 180 days for hospitals, subject to criteria such as purchase volume, financial strength and payment track record.  The credit term for hospitals generally became longer in 2010 due to the centralization of the hospitals’ payment systems which led to longer payment periods. Before we supply our products to new customers, we conduct extensive credit checks and consider factors such as market reputation and delivery feasibility.

TCM Raw Herb Plantation Management

We sell our TCM raw herbs to more than 1,100 TCM pharmaceutical manufacturers and herb trading companies located in Anhui’s Bozhou market, which conducts more than 60% of China’s TCM raw herbs trading. Our sales office in Bozhou procures customers from the Bozhou market and negotiates the purchase price with these customers based on the quality and anticipated demand of the TCM raw herb.  To provide quality assurance to our customers, our customers are allowed to visit plantation sites and inspect the quality of the TCM raw herbs before their harvest periods.

We generally grant a credit term of 90 to 100 days for TCM pharmaceutical manufacturers and herb trading companies located in Anhui’s Bozhou market, subject to similar criteria such as purchase volume, financial strength and payment track record.

Our Suppliers

Pharmaceutical Distribution

We source our pharmaceutical products and medical supplies from 413 suppliers including both manufacturers and distributors. We regularly communicate with our suppliers and provide feedback on the sales of their products.

Currently, the purchase of our pharmaceutical products is conducted by our procurement team with guidance from our chief executive officer and market intelligence collected by our sales team. Our products are selected based on customers’ demand and profit margins. Our head of the procurement team is supported by (i) a certified pharmacist who assists in the procurements of TCM pharmaceuticals, Western pharmaceuticals, and medical supplies, (ii) a team of Chinese herbal medicine pharmacists, who assists in the procurements of TCM processed herbs and TCM raw herbs and (iii) a team of five other staff members.

Most of our supplier agreements for our Western pharmaceuticals, TCM pharmaceuticals and medical supplies are for a term of one year and are renewable upon mutual agreement prior to their expiration. We have not experienced any difficulties in renewing these agreements. We generally discuss sales targets and the relevant marketing plans for the coming financial years with our suppliers and negotiate the purchasing prices and quantity requirements of the pharmaceutical products on an annual basis. The purchase prices, product specifications, credit periods and quantity requirements are generally set out in these supplier agreements. The payment and credit terms of these suppliers are generally cash on delivery or credit terms of 30 to 90 days. Suppliers are responsible for ensuring the quality of and the validity of intellectual properties rights to the pharmaceutical products they sell.  In our past practice, we may return to our suppliers defective or damaged products or products that soon will be expired, generally up to six months prior to expiry date. The amount of products we return to our suppliers has been immaterial.

TCM Raw Herb Plantation Management

We source our TCM raw herbs through purchase and sales agreements with local village committees and farmers in Anhui province.

Sales and Marketing

Pharmaceutical Distribution

As of December 31, 2010, we employed 54 sales and marketing representatives including 17 pharmacists and medical doctors that have in-depth knowledge of our customers’ needs and proactively educate them on our product’s differentiating characteristics. We have a sales and marketing team with localized knowledge, a strong understanding of the specific needs of our target markets and long standing relationships with hospitals, clinics, and pharmacies. Our representatives are assigned by coverage area and are responsible for maintaining customer relationships including placing purchase orders and providing product support.  We regularly visit our customers to obtain feedback and understand current product needs and provide product consultation and updates on our latest pharmaceutical products. Although we maintain multiple points of contact with our customers, we believe our sales and marketing representatives play a critical role as they regularly interact with customers and are involved throughout the sales process. Our sales and marketing team also conducts a market intelligence study and a review process to screen potential customers before engaging in targeted sales and marketing efforts in newly expanded areas.

We hold annual conferences and regular seminars targeting healthcare practitioners, pharmacies and other healthcare professionals and customers to promote our new products and to increase awareness of the products that we distribute. We believe we were able to strengthen our customer relationships, widen our customer base and develop revenue opportunities through these activities.

TCM Raw Herb Plantation Management

We have a dedicated team of sales and marketing representatives that possesses specialized knowledge in TCM herbs and expertise in trading TCM herbs.  Our TCM raw herbs are  primarily sold to TCM trading companies located in the Bozhou market, the largest trading center for TCM raw herbs in China.  We maintain a sales office in Bozhou, so that our sales and marketing representatives are able to respond promptly to customer needs in an effective manner.  Our sales and marketing representatives are responsible for undertaking sales, marketing and customer support activities directly to the customers at the Bozhou market.  Typically, several months prior to the harvest, our sales and marketing representatives will begin actively promoting the products that will be harvested and will accept orders in advance.  They also inform our customers regarding the harvest schedule and forecasted yields.  As part of the customer service initiatives, our sales and marketing representatives coordinate plantation sites visits for the customers to inspect the quality of the TCM raw herbs before their harvest periods.

  Employees

The following table sets forth the number of employees for each of our areas of operation as of December 31, 2010:

Function	Number of Employees
Management, Finance, and Administrative	41
Sales and Marketing	54
Quality Control	7
Operations	72
Total	174

We believe that our success and ability to maintain competitiveness is dependent on the quality and skills of our employees. As such, we provide them with comprehensive in-house and external training to equip them with the relevant knowledge and technical skills. Our sales and marketing personnel are required to complete extensive training that covers GSP requirements, basic medical and pharmaceutical knowledge, application of pharmaceutical products, and customer management including market analysis, client identification, contract management and negotiation. They are also required to attend an annual training course conducted by the Anqing Food and Drug Administration on medical and pharmaceutical knowledge, medical risk, and code of conduct. Our warehouse personnel are required to undergo comprehensive training on pharmaceutical products storage and maintenance. We also conduct briefings concerning rules and policies to be observed when working in our production facilities and basic governmental rules and regulations relevant to our industry.

We are required under PRC law to make contributions to our employee benefit plans, including social insurance and housing fund.   The social insurance includes work-related injuries insurance, maternity insurance, medicare insurance, pension insurance and unemployment insurance. Our contributions are based on specified percentages of the employee’s salary, bonus, and certain allowances, up to a maximum amount specified by the respective local government authorities where we operate our businesses. We recently established our housing fund for our employees.  See Risk Factors “We may be subject to penalties in connection with Anqing Zhongxi’s past failure to contribute to the housing fund for its employees in accordance with applicable PRC laws.”

Competition

Pharmaceutical Distribution

The wholesale pharmaceutical distribution landscape in China is highly fragmented and is comprised primarily of medium to small distributors with limited geographic coverage and product offerings. In 2009, the top three distributors only accounted for approximately 30% of the total distribution market.  The fragmented distribution landscape has created multiple levels of distributors that provide coverage at the national, regional, and local levels which form.the primary layers of China’s pharmaceutical distribution chain, which connects manufacturers with customers that include hospitals, clinics, pharmacies, drugstores, and other retail outlets.

We provide wholesale pharmaceutical distribution to end customers in third tier and fourth tier cities and do not directly compete with nationwide and regional distributors, who frequently rely on us to deliver products to customers located in areas we serve. In providing distribution to end customers, we primarily compete with local distributors that are characteristically limited in the scale of their operations and their product delivery capabilities, and against the local divisions of nationwide and regional distributors that have limited distribution capabilities, customer networks, and local market knowledge.

In the core markets that we service today, our main competitors are San Tai Pharmaceutical Co. and Sanyi Enterprise. Other local competitors include Tianxing Medical Co. Ltd., Anhui Wanan Medical Co. Ltd., Anhui Yiyai (Group) Co., Ltd., and Hefei Tianxing Co., Ltd.  In the other regions, our competitors vary from region to region as most other last mile distributors operate on a regional basis.

TCM Raw Herb Plantation Management

The TCM raw herb market in China is highly fragmented.  The majority of the TCM raw herb cultivation is done by individual farmers who operate on a small-scale. We believe we compete with several distributors that are also involved in the trading and management of similar TCM raw herbs plantations. The identities of our key competitors vary by product and different competitors may have greater or smaller market shares by region in China. We compete primarily on the basis of quality, product efficacy, safety, reliability, availability and price.

Quality Control

Pharmaceutical Distribution

We place strong emphasis on product quality and maintain a rigorous quality control system through our quality assurance and quality control management teams. This quality control system is in strict compliance with all aspects of GSP, which includes stringent requirements on personnel qualifications, facility requirements, and quality control processes throughout the distribution and supply chain process.

Our quality assurance team consists of seven employees responsible for planning, implementing and improving our existing quality control system. For instance, when we receive products from our suppliers, we conduct spot inspections to examine each product and will immediately notify and return such products if they fail to pass this inspection process. To maintain suitable storage conditions for the quality and safety of pharmaceutical products, we utilize climate-controlled warehouses. We also generally work with suppliers that have an established track record of product quality in addition to outstanding operational qualifications.

Our quality management team consists of five departmental managers from each business unit and oversees the day-to-day operations of our quality control system. Our integrated quality control efforts across multiple departments including procurement, sales, warehousing, and delivery allow us to apply multiple checks throughout the distribution and supply chain process. We believe our integrated quality control efforts enable us to more effectively ensure a high level of product quality.

TCM Raw Herb Plantation Management

In our TCM raw herb plantation management business, we have established quality control systems in accordance with relevant PRC laws and regulations. Our quality control measures cover all aspects of the herb plantation process, including design of the plantation sites, and supervision of the germ breeding and cultivation process, quality checks for harvested herbs, packaging, storage and labeling. As a result, no material safety problems concerning our products have been reported by our customers or relevant government authorities.

Research and Development

Part of our TCM raw herb plantation management team also carries out research and development function.  They focus on identifying herb candidates with high commercialization potential and assisting farmers in resolving cultivation issues to improve cultivation processes and researching techniques for higher production efficiency.

Insurance

We carry occupational injury, medical, pension, maternity and unemployment insurance for our employees in compliance with applicable regulations.  We also maintain insurance policies on our delivery fleet.  However, we do not carry insurance over our building facilities, warehouse and inventories.  We also do not maintain product liability insurance as we believe product liability insurance for pharmaceutical products is not a common industry practice in China. In addition, the insurance policies of manufacturers generally cover potential product liability claims arising from the use of their pharmaceutical products that we distribute. Further, we do not maintain business interruption insurance due to the limited coverage of any business interruption insurance in China.  We will continue to review and assess our risk portfolio and make necessary and appropriate adjustments to our insurance practices to align our needs with industry practice in China.

Permits, Licenses and Approvals

As of latest practicable date, we have obtained all material permits, licenses and approvals for our business operations. See the section headed “Regulation” for further information on permits, licenses and approvals applicable to our operations.

Legal Proceedings

There are currently no material claims or legal proceedings pending against us that, in the opinion of our management, individually or in the aggregate, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

Environmental Matters

Our operations and facilities are subject to general environmental laws and regulations stipulated by the national and local environmental protection bureaus in China. We believe we are currently in compliance in all material respects with applicable national and local environmental protection laws and regulations. We have not been the subject of any material environmental complaints or administrative penalties with respect to environmental violations. Additionally, our management is not aware of any pending litigation or significant obligations arising from our current or past environmental practices that are likely to have a material adverse effect on us in the foreseeable future.

Regulation

Regulation on Pharmaceuticals

The Law of the PRC on the Administration of Pharmaceuticals, or Pharmaceuticals Administration Law, which was promulgated in 1984 and revised in 2001, and the Implementing Regulations of the Law of the PRC on the Administration of Pharmaceuticals, or Implementing Regulations, which were promulgated in 2002, created the legal framework for the establishment of pharmaceutical manufacturing enterprises and pharmaceutical trading enterprises in the PRC.  The Pharmaceuticals Administration Law also regulates the packaging and the advertisement of pharmaceutical products in the PRC.

The SFDA is the principal supervisory authority in the pharmaceutical industry in the PRC.  It is responsible for the administrative and technological supervision of the research, production and trading of pharmaceutical products and supervision of the safety management of food, health care products and cosmetic products.

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

(d)

formulation, revision and supervision of the enforcement of the quality control regulations in respect of the research, production, trading and use of pharmaceutical products

In order to engage in either the manufacture or distribution of pharmaceutical products in the PRC, an enterprise must first obtain the necessary permit from the relevant drug administration authority. For pharmaceutical manufacturing, the required permit is the Pharmaceutical Manufacturing Enterprises Permit, and for pharmaceutical distribution, the required permit is the Pharmaceutical Trading Enterprises Permit.  After obtaining the required permit for manufacture or distribution of pharmaceuticals, the enterprise then can obtain a Business License issued by the relevant administrative Bureau of Industry and Commerce.

A qualification permit for manufacture or distribution of pharmaceutical products is effective for a period of five years.  If a pharmaceutical manufacturing or trading enterprise needs to renew such permit, it is required to apply for renewal within six months prior to expiration of the permit and is subject to reassessment by the relevant regulation authorities in accordance with the then prevailing legal and regulatory requirements for purposes of such renewal.

In 2002, the SFDA initially adopted regulations regarding registration of pharmaceutical products in the PRC.  All pharmaceutical products must be registered under these registration regulations before they may be manufactured in the PRC or imported from outside the country for sale in the PRC.

Good Supply Practices, or GSP, Certification

GSP is the abbreviation of Good Supply Practices. It is a set of management procedures and standards regulating the drugs supply chain. GSP covers mainly quality control in the purchasing, depositing and sale of pharmaceutical products for pharmaceutical trading enterprises. Standards and management procedures of GSP also include facility requisites, personnel qualifications and responsibilities, procedures and processes for quality control.

The current GSP regulations in the PRC became effective on July 1, 2000, and all pharmaceutical trading enterprises in the PRC are now required to obtain GSP certification.  Our PRC subsidiary Anqing Zhongxi currently carries GSP certification which will expire in October 23, 2013.

Healthcare System Reform

The PRC government recently promulgated several healthcare reform policies and regulations to reform the healthcare system. On March 17, 2009, the Central Committee of the PRC Communist Party and the State Council jointly issued the Guidelines on Strengthening the Reform of Healthcare System. On March 18, 2009, the State Council issued the Implementation Plan for the Recent Priorities of the Healthcare System Reform (2009-2011). On July 22, 2009, the General Office of the State Council issued the Work Arrangement in 2009 regarding Five Key Reform Tasks on Healthcare Systems Reform.

Highlights of these healthcare reform policies and regulations include the following:

•

The overall objective of the reform is to establish a basic healthcare system to cover both urban and rural residents and provide the Chinese people with safe, effective, convenient and affordable healthcare services. The PRC government aims to extend the coverage of the basic medical insurance for urban employees, basic medical insurance for urban residents and new type of rural cooperative medical care to all urban and rural residents, and increase the insurance rate to more than 90% by 2011 and increase the amount of subsidies on basic medical insurance for urban residents and rural cooperative medical insurance to RMB 120 per person per year by 2010. By 2020, a basic healthcare system covering both urban and rural residents should be established.

•

The reforms aim to promote orderly market competition and improve the efficiency and quality of the healthcare system to meet the various medical needs of the Chinese population. From 2009, basic public healthcare services such as preventive healthcare, maternal and child healthcare and health education will be provided to urban and rural residents in a gradual manner. In the meantime, the reforms also encourage innovations by pharmaceutical companies to eliminate low-quality and duplicative products.

•

The five key tasks of the reform from 2009 to 2011 are as follows: (1) to accelerate the formation of a basic medical insurance system, (2) to establish a national essential drug system, (3) to improve to a basic healthcare service system, (4) to promote equal access to basic public healthcare services, and (5) to promote the experimental reform of public hospitals.

Reimbursement under the National Medical Insurance Program

Pharmaceutical products listed in the State Basic Medical Insurance Medicine Catalog, or the Medical Insurance Catalog, are covered by the national medical insurance program. The national medical insurance program was adopted pursuant to the Decision of the State Council on the Establishment of Basic Medical Insurance System for Urban Employees issued by the State Council on December 14, 1998, under which all employers in urban cities are required to enroll their employees in the basic medical insurance program and the insurance premium is jointly contributed by the employers and employees.

According to the PRC National Bureau of Statistics, as of December 31, 2009, approximately 180 million people in China were enrolled in the national medical insurance program. Most program participants are urban residents who are currently employed or retired.  Participants of the national medical insurance program and their employers are required to contribute to the payment of insurance premium on a monthly basis. Program participants are eligible for full or partial reimbursement of the cost of medicines included in the national Medical Insurance Catalog, which is divided into two tiers. Purchases of Tier A medicines are within the scope of the reimbursement scheme, but certain Tier A medicines are only reimbursable if the medicine is used for a particular stated purpose in the Medical Insurance Catalog. Purchasers of Tier B medicines are required to pay a deductible, with the remaining amount being in the scope of reimbursement. The amount of deductibles and the percentage reimbursement for Tier B medicines varies in different regions in the PRC.

The medicines listed in the Medical Insurance Catalog shall be the medicines which are necessary to clinical care, safe and effective, reasonably priced, easy to use and that can be provided in sufficient quantity. The PRC Ministry of Human Resources and Social Security, together with other government authorities, has the power to determine which medicines are included in the national Medicine Insurance Catalog, under which of the two tiers the included medicine falls, and whether an included medicine should be removed from the catalog. Provincial governments are required to include all Tier A medicines listed on the National Medical Insurance Catalog in their provincial Medical Insurance Catalog. For Tier B medicines listed in the national Medical Insurance Catalog, provincial governments have the discretion to adjust upwards or downwards by no more than 15% from the number of Tier B medicines listed in the national Medical Insurance Catalog that is to be included in the provincial Medical Insurance Catalog.

National List of Essential Drugs

On August 18, 2009, the Ministry of Health and other eight ministries and commissions in China issued the Provisional Measures on the Administration of National List of Essential Drugs, or the Measures, and the Guidelines on the Implementation of the National List of Essential Drugs System, or the Essential Drugs Guidelines. In general, we believe the National List of Essential Drugs will benefit leading pharmaceutical distributors because the Measures and the Essential Drugs Guidelines provide for pharmaceutical distributors with “modern logistics capabilities” to be used by the medicine manufacturers to transport the medicines under the centralized bidding process where they win the centralized bidding and encourage further industry consolidation, both of which should benefit our operations. However, the PRC government has not yet released further detailed implementation rules in relation to the National List of Essential Drugs and the full National List of Essential Drugs has not yet been released.  As a result, the full impact of these and future regulatory actions by the PRC government with respect to its essential drug policies on our business and results of operations is uncertain.

On the same day, the Ministry of Health promulgated the National List of Essential Drugs—Catalog for the Basic Healthcare Institutions, which applies to basic healthcare institutions only.  Basic healthcare institutions primarily include county-level hospitals, county-level Chinese medicine hospitals, rural clinics and community clinics.

Price Controls

Pursuant to the Opinion of the Bureau of State Planning Commission regarding Reforms on Price Administration of Pharmaceutical Products issued by Bureau of State Planning Commission, the predecessor of the National Development and Reform Commission, or the NDRC, on July 20, 2000, the Circular of the National Development and Reform Commission on Issue of Price-controlled Pharmaceutical Products Catalog of National Development and Reform Commission effective on August 1, 2005 and the Circular of the National Development and Reform Commission on the Issue of Adjustment of Price-controlled Pharmaceutical Products Catalog of National Development and Reform Commission effective on April 1, 2010, prices of pharmaceutical products are either determined by the PRC government or by market conditions. The prices of certain pharmaceutical products sold in China, primarily those included in the State Basic Medical Insurance, Employment Injury Insurance and Maternity Insurance Catalog, issued by the Ministry of Labor and Social Security of the PRC on November 27, 2009, are subject to price controls mainly in the form of fixed prices or price ceilings. Manufacturers, distributors or operators cannot set the actual price for any given price-controlled product above the price ceiling or deviate from the fixed price imposed by the government. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies.

The prices of medicines that are subject to price controls are administered by the NDRC and provincial and regional price control authorities. From time to time, the NDRC publishes and updates a list of medicines that are subject to price controls. Fixed prices and price ceilings on medicines are determined based on profit margins that the relevant government authorities deem reasonable, the type and quality of the medicine, its average production costs, and the prices of substitute medicines. The NDRC directly regulates the price of a portion of the medicines on the list, and delegates to provincial and regional price control authorities the authority to regulate the pricing of the rest of the medicines on the list.  Pharmaceutical enterprises can adjust the actual selling prices of the pharmaceutical products at their discretion provided such selling process do not exceed the upper limit set by the relevant price administration authorities. In 2010, approximately 36.8% of our total net sales was derived from the sales of pharmaceutical products that were subject to price controls.

Pharmaceutical Operation Permit and Business License

The establishment of a wholesale pharmaceutical distribution company requires the approval of the local food and drug administration of the people’s government of the province, autonomous region or municipality directly under the PRC central government. Upon approval, the authority will grant a pharmaceutical operation permit. After this permit is received, the wholesale pharmaceutical company can be registered with the relevant administration for industry and commerce. The grant of such permit is subject to an inspection of the operator’s facilities, warehouse, hygiene environment, quality control systems, personnel and equipment. Under the Measures for the Administration of Pharmaceutical Operation Permit effective on April 1, 2004, the pharmaceutical operation permit is valid for five years. Each operation permit holder must apply for an extension of its permit six months prior to expiration, and extensions are granted only after a reexamination of the permit holder by the authority which issued the permit. In addition, a pharmaceutical operator must obtain a business license from the relevant administration for industry and commerce prior to commencing its business.  Our PRC subsidiary Anqing Zhongxi currently carries a Pharmaceutical Operation Permit which will expire in December 31, 2014.

Medical Device Operation Permit

In accordance with the Regulations on the Supervision and Administration of Medical Devices that became effective on April 1, 2000 and Measures for the Administration of Permits for Medical Devices Operation Enterprises that became effective on August 9, 2004, an enterprise engaged in the wholesale or retail of medical devices must obtain an operation permit from the provincial level food and drug administration before commencing the distribution of Class II and Class III medical devices. An exemption from this requirement exists in the case of a distributor of a small number of Class II medical devices where the distributor is able to guarantee the safety and effectiveness of the medical devices by common operation.  And the list of such Class II medical devices shall be formulated by the SFDA. An operation permit is valid for five years and is renewable upon expiration. To renew an operation permit, a distributor needs to submit to the competent authorities an application to renew the operation permit, along with required information six months before the expiration date of the permit.  Our PRC subsidiary Anqing Zhongxi Yao, Ltd. currently carries a Medical Device Operation Permit which will expire in February 21, 2016.

In December 2008, the SFDA and the Ministry of Health jointly released the Measures on the Adverse Events Monitoring and Re-Evaluation of Medical Devices (Trial). The Measures specify the process and timelines for reporting, monitoring and investigating adverse incidents involving medical devices.

Manufacture and Distribution of Substances Regulated by the Anti-Doping Regulations

China strictly regulates the manufacture and distribution of doping substances. These include anabolic steroids, peptide hormones, stimulants and other anabolic agents. The Anti-Doping Regulations, which became effective on March 1, 2004, authorizes the relevant PRC State Council ministry in charge of sports to formulate, revise and make public a catalog of banned substances, in cooperation with the SFDA, the Ministry of Health, the Ministry of Commerce and the General Administration

of Customs. Under the Anti-Doping Regulations, a pharmaceutical distributor must obtain the prior approval of the provincial food and drug administration before commencing the distribution of protein anabolic preparations and peptide hormones contained in the list of banned substances. The wholesale distributor may only distribute the banned substances to hospitals and other healthcare institutions, manufacturers of such products and other wholesale pharmaceutical distributors of such products.  We distribute protein anabolic preparations and peptide hormones, which are subject to the Anti-Doping Regulations.  We have obtained permits for the distribution of these pharmaceuticals.

Anesthetics and Anti-Psychotic Drugs

China regulates the distribution of anesthetics and anti-psychotic drugs pursuant to the Regulations on the Administration of Anesthetics and Anti-Psychotic Drugs, which became effective on November 1, 2005.  In China, anti-psychotic drugs are classified into two different categories, category I and category II, with category I being subject to the highest level of regulation. We engage in the distribution and sale of category II anti-psychotic products.  Under these regulations, an enterprise engaged in the wholesale distribution of category II anti-psychotic preparations must obtain the prior approval of the provincial food and drug administration.  National wholesale enterprises and regional wholesale enterprises alike may engage in the wholesale distribution of category II anti-psychotic drugs.  We are considered a regional wholesale enterprise and our distribution of category II pharmaceutical products does not violate these or any other relevant regulations.  We have obtained a permit from the Anhui Province Food and Drug Administration for the distribution of anti-psychotic drugs.

Tender Requirements for Hospital Purchases of Medicines

The Ministry of Health and other relevant government authorities have promulgated a series of regulations and releases in order to implement the tender requirements. On November 12, 2001, the Ministry of Health and five other ministries and commissions jointly promulgated the Working Regulations of Medical Institutions for Purchase of Medicines by Centralized Tender and Price Negotiations (Trial), or the Working Regulations, to implement the tender process requirements and ensure the requirements are followed uniformly throughout the country. In November 2001, the Ministry of Health also promulgated the Sample Document for Medical Institutions for Purchase of Medicines by Centralized Tender and Price Negotiations (Trial), or the Sample Document, as the operational document of the Working Regulations. The Working Regulations and the Sample Document provide rules for the tender process and negotiations of the prices of pharmaceutical products, operational procedures, a code of conduct and standards or measures of evaluating bids and negotiating prices. On September 23, 2004, January 17, 2009 and June 19, 2009, the Ministry of Health and the other relevant government authorities promulgated the Provisions on Further Regulating Purchase of Medicines by Medical Institutions through Centralized Tender, the Opinions Concerning Further Regulating Purchase of Medicines by Medical Institutions through Centralized Tender and the Memorandum regarding the Opinions Concerning Further Regulating Purchase of Medicines by Medical Institutions through Centralized Tender, respectively, to modify and perfect the tender process system.

In accordance with these laws and regulations, non-profit hospitals and healthcare institutions belonging to State-owned enterprises (including State-controlled enterprises) or to the people’s government at the county level or above must comply with the centralized tender process requirements. The tender process is operated and organized by provincial or municipal government agencies. The centralized tender process is in principle conducted once every year in the relevant province or city in China. With the exception of medicines included in the National List of Essential Drugs and certain other special medicines, non-profit hospitals and healthcare institutions that participate in the tender process in principle shall use medicines included in the medicine purchasing catalogs, as formulated by the relevant provincial or municipal government authorities. These non-profit hospitals and healthcare institutions must only purchase these medicines through a public tender, online price bids, centralized price negotiations and direct online price listings, including through implementation of government-mandated price controls. The Sample Document must be included in the tender documents prepared in relation to the centralized tender process and may not be modified without the approval granted by the competent authorities.  To increase the transparency of medicine purchases, non-profit hospitals and healthcare institutions are required to make their purchases of medicines through an online platform established by each provincial and municipal government authority.

The manufacturers of medicines that are on the hospitals’ formularies and are in demand by these hospitals are invited to bid and participate in the centralized tender process, which they must do directly. These manufacturers may, however, entrust pharmaceutical distribution companies and they may use pharmaceutical distribution companies to distribute the medicines to the hospitals and healthcare institutions. A duly organized bid-evaluation committee, which is composed of pharmaceutical experts and clinical medical experts who will be randomly selected from a database of experts established by the relevant competent government authority, is responsible for bid evaluations. The selection is based on a number of factors, including but not limited to, bid price, quality, clinical effectiveness, and manufacturer’s reputation and service.

Regulation on Herbal Cultivation

According to the Catalogue for the Guidance of Foreign Investment Industries, as amended in 2007 and promulgated by the National Development and Reform Commission and the Ministry of Commerce, the planting and cultivation of Chinese herbs is permitted only for Sino-foreign equity joint ventures and Sino-foreign contractual joint ventures.  Wholly foreign-owned enterprises cannot engage in the planting and cultivation of Chinese herbs.  Our Company, as a wholly foreign-owned enterprise, cannot directly engage in the planting and cultivation of Chinese herbs. Under the Measures for the Administration on Foreign Investment in Commercial Fields, originally promulgated in 2004 and subsequently supplemented, however, we can engage in wholesale and retail sale of pharmaceuticals and Chinese herbs.  Accordingly, we have made agreements with the local village committees whereby we purchase from them these harvested herbs, subject to certain terms and conditions. We have been advised by our PRC counsel, Beijing Zhongyin Law Firm, that such arrangements do not violate relevant PRC laws and regulations.

Regulations on Product Liability

Product liability claims may arise if the products sold have any harmful effect on consumers. The injured party can claim for damages or compensation. The General Principles of the Civil Law of the People’s Republic of China, which became effective on January 1, 1987, states that manufacturers and sellers of defective products causing property damage or injury shall incur criminal and/or civil liabilities.

The Product Quality Law of the People’s Republic of China was enacted in 1993 and amended in 2000 to strengthen quality control of products and protect consumers’ rights. Under this law, manufacturers and operators who produce and sell defective products may be ordered to suspend production or sale, subject to confiscation of earnings from such sales, the revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the People’s Republic of China on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and became effective from January 1, 1994 to protect consumers’ rights when they purchase or use goods and accept services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. In extreme situations, pharmaceutical manufacturers and operators may be subject to criminal liability if their goods or services lead to the death or injuries of customers or other third parties.

Regulation on Foreign Exchange Control and Administration

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and as amended in 2008 and various regulations issued by SAFE, and other relevant PRC government authorities, the Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require prior approval from SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi unless otherwise provided for under relevant PRC regulations.  According to the Regulation on Foreign Exchange Administration (2008), domestic persons and entities can repatriate their foreign currency back to China or retain their foreign currency abroad in bank accounts located outside of China, subject to certain terms and conditions as set forth by SAFE.

Pursuant to the SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, or SAFE Circular No. 75, issued on October 21, 2005, (i) a PRC resident shall register with the local branch of SAFE before it establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debts financing); (ii) when a PRC resident contributes the assets of or its equity interests in a domestic enterprise into an SPV, or engages in overseas financing after contributing assets or equity interests into an SPV, such PRC resident shall register his or her interest in the SPV and the change thereof with the local branch of SAFE; and (iii) when the SPV undergoes a material capital change event and no round-trip investment has been made, including but limited to, a share exchange, change in share capital, merger or acquisition, disposal, any investment with long term rights to stock, or the provision of a guaranty to a third party, the PRC resident shall, within 30 days from the occurrence of such event, register such change with the local branch of SAFE. PRC residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Under SAFE Circular No. 75, failure to comply with the registration procedures set forth above may result in the penalties, including imposition of restrictions on a PRC subsidiary’s foreign exchange activities and its ability to distribute dividends to the SPV.  See Risk Factors “The inability of our PRC resident shareholders, including our chief executive officer, to complete their registrations with SAFE may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or otherwise expose us to liability and penalties under PRC law.”

Regulation on Dividend Distribution

The principal regulations governing distribution of dividends paid by wholly foreign-owned enterprises include:

•

Company Law of the PRC (2005), as amended,

•

Wholly Foreign-Owned Enterprise Law (2000), as amended; and

•

Wholly Foreign-Owned Enterprise Law Implementation Rules (2001), as amended.

Under these regulations, foreign-invested enterprise including wholly foreign-owned enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its reserve fund until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise, including wholly foreign-owned enterprises, has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

ITEM 1A.

RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the risks listed below. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected.

Risks Relating to Our Business

Price control regulations may decrease our profitability.

The laws of the PRC provide for the government to fix and adjust prices in the pharmaceutical industry. Since May 1998, the PRC governmental authorities have ordered price reductions of thousands of pharmaceutical products at various times.  The latest price reduction occurred in March 2011 and affected approximately 162 different pharmaceutical products.

The prices of some of the products that we distribute, including those listed in the Chinese government's catalog of medications that are reimbursable under the PRC’s social insurance program, or the Insurance Catalog, are subject to control by the relevant state or provincial price administration authorities. The PRC establishes price levels for products based on market conditions, average industry cost, supply and demand and keeping the price of medicine reasonable and encouraging the development of new medicine. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.

It is possible that more of our products may be subject to price control in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

We may not be able to respond promptly and sufficiently to changes in government regulation.

All of our sales are made in the PRC and we do not currently have any plans to sell our products outside of the PRC. As such, we are vulnerable to changes in PRC governmental regulations regarding the pharmaceutical industry. The pharmaceutical industry in the PRC is subject to extensive governmental regulations and supervision, and the PRC government may change its policies and regulations governing pharmaceutical products. In recent years, the PRC government has introduced and implemented regulatory measures and announced plans to implement additional rules and regulations with respect to the pharmaceutical industry, including:

•

regulations governing the distribution, manufacturing and pricing of pharmaceutical products;

•

quality control, licensing and certification requirements;

•

regulations governing the pricing, procurement, prescription and dispensing of medicines by public hospitals or other healthcare institutions; and

•

government funding for individual healthcare and pharmaceutical services.

These measures may lead to significant changes in the PRC pharmaceutical industry and result in increased costs and lower profit margins for pharmaceutical distributors.  These measures may also lead to decreases in the amount of products we are able to sell to our customers or the price they are willing to pay for these products. The PRC government may not adopt policies benefiting the pharmaceutical industry, or may reduce support for healthcare services and benefits provided in the PRC, which may decrease demand for the products that we distribute. Failure to sufficiently and promptly respond to such changes may materially and adversely affect our business, financial condition and results of operations.

Our results of operations are affected by the volatility of prices for TCM raw herbs.

Our results of operations are significantly affected by prices for TCM raw herbs in Central-Eastern China. We sell TCM raw herbs which are priced in connection with market prices primarily determined by TCM pharmaceutical manufacturers and TCM herb trading companies located in Anhui’s Bozhou market, which conducts more than 60% of China’s TCM raw herbs trading. Market prices for TCM raw herbs have increased significantly in recent years in response to changes in the supply of and demand for TCM raw herbs, market uncertainty and a variety of additional factors that are beyond our control, including inflation, changes of weather, outbreak of disease, domestic government regulation, market speculation and overall economic conditions.  As a result, our revenue generated from the sales of TCM raw herbs increased significantly.  However, we do not and will not have control over the factors affecting prices for TCM raw herbs in the areas in which we operate. There can be no assurance that the market price for TCM raw herbs, which historically have fluctuated widely, will continue to increase or remain stable and any future declines in prices will reduce our revenue.

Our business operations and primary markets are in Anhui province and our performance may be adversely affected by any significant slowdown in the economic development in the region.

Our operating assets and distribution operations are primarily located in Anhui province, and we sell a significant amount of our TCM raw herbs in Anhui’s Bozhou market, which conducts more than 60% of China’s TCM raw herbs trading. Historically, the majority of our revenue is generated from business operations in Anhui province with approximately 90% of our total sales being generated in Anhui province in 2010.  Economic development and growth in Anhui province may influence the demand for pharmaceutical products and TCM raw herbs. Future economic instability in Anhui province or disruptions to the infrastructure we will rely on to distribute pharmaceuticals and TCM raw herbs in Anhui province could materially and adversely affect our business and results of operations.

We may not be able to maintain the permits, licenses and certifications needed to carry on our business operations.

Pharmaceutical manufacturing and trading enterprises, medical device trading enterprises and health products trading enterprises are required to obtain certificates, permits and business licenses from the competent authorities to operate the relevant businesses in China.  In addition, all pharmaceutical distribution companies in China are required to obtain Good Supply Practice, or GSP, certifications for wholesale and retail distribution operations. We have obtained the relevant permits, licenses and GSP certifications required for our pharmaceutical distribution business. These permits, licenses and certifications are subject to periodic renewal and reassessment procedures by the relevant PRC government authorities. Standards for these renewal or reassessment procedures may change from time to time.  Furthermore, if the interpretations or implementations of existing laws and regulations change or new laws and regulations come into effect, we may be required to obtain additional permits, licenses or certifications previously not required to run our existing businesses.  We may not be able to obtain some of the new permits, licenses or certifications required or renew our existing ones when they expire.   If we fail to meet the standards imposed by the State Food and Drug Administration or other governmental authorities during their inspections of our products and facilities, our permits, licenses and certifications may be suspended or revoked.  Suspension, revocation or non-renewal of the permits, licenses and certifications required to operate our business will materially and adversely impact our business, financial condition and results of operations.

If the operation of our distribution network is disrupted, we may be unable to meet customer demand.

We distribute most of our products through our distribution facility in Anqing, Anhui province.  Our ability to meet customer demand may be significantly limited if we do not operate our distribution center and conduct our distribution activities effectively, or if our distribution center is destroyed or shut down.  Any disruption in the operation of our warehouse facility could result in our inability to meet our customers’ delivery requirements, higher costs or longer lead time associated with distributing our products.  In addition, as it is difficult to accurately predict sales volume in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment of logistics or other value-added services, or distribution capacity and may have a material and adverse effect on our business, financial condition and results of operations.

We may not be able to maintain proper inventory levels for our pharmaceutical distribution operations.

We consider a number of factors when we manage the inventory levels for our pharmaceutical distribution operations, including inventory holding costs, our product portfolio, the preferences and purchasing trends of our customers and prompt delivery and sufficiency of our products in response to our customers’ requests. The structure of our business operations and customer demand require us to provide odd-lot deliveries.  If we are unable to efficiently sell our products or fail to manage our odd-lot inventory, we may be subject to inventory write-downs, expiration of products or increase in inventory holding costs. In addition, if we underestimate consumer demand for our products or if our suppliers fail to provide products in a timely manner, we may experience inventory shortages. Such inventory shortages might result in unfilled customer orders and have a negative impact on customer relationships. We cannot assure you that we will be able to maintain proper inventory levels for our pharmaceutical distribution operations and such failure may have an adverse effect on our business, financial condition, results of operations and profitability.

Unforeseen and severe weather can reduce cultivation activity and lead to a decrease in supply of our products.

The climatic and seasonal factors such as weather conditions, level of rainfall and temperature may, among other things, affect the quality, overall supply and availability of TCM raw herbs and TCM processed herbs that we source. Our operations and the supply of a number of our products, particularly the TCM raw herbs that we source from local plantations in the Da Bie Mountains in Anhui province, are affected by weather conditions in the markets where we operate. Sustained adverse weather conditions such as rain, extreme cold or snow could disrupt or curtail cultivation and harvesting activity which in turn could reduce supply, delay our procurement of products, particularly the TCM raw herbs and negatively affect the quality of our products and have a material adverse effect on our business, financial condition and results of operations.  In addition, natural disasters such as fires, earthquakes, snowstorms, extreme climatic or weather conditions such as floods or droughts, or natural conditions such as crop disease, pests or soil erosion, may negatively impact the cultivation and harvest of the TCM raw herbs and TCM processed herbs.  The occurrence of any of these may have a material adverse effect on our business, financial condition and results of operations.

In addition, the actual climatic conditions may not conform to the historical patterns and may be affected by variations in weather patterns, including any potential impact of climate change.  The effects of climate change may produce more variable or severe weather events that can adversely affect our ability to source the TCM raw herbs and TCM processed herbs that we sell. Each of these events could increase our cost of operations or affect our profitability.

Our operating results are subject to seasonal fluctuation and other variations.

TCM raw herbs are typically harvested during the fourth quarter which results in additional revenue being generated in the fourth quarter.  Furthermore, the demand for certain of the products that we distribute, especially antibiotics and flu medicines, tend to be higher during fourth quarter due to the beginning of the school year and the prevalence of coughs, colds and influenza during these months.   As a result, our net sales and net income may fluctuate with net sales and net income generally being higher in the fourth quarter as compared to the other quarters.  For example, our net sales in the fourth quarter of 2010 were $37.4 million, while our net sales in the first, second and third quarters of 2010 were $24.9 million, $19.4 million and $27.0 million, respectively.  As a result, we expect climatic conditions and seasonality to continue to have an impact on our results of operations.

The harvest cycles of some of the TCM raw herbs that we distribute may take two to four years and we are subject to risk of change in demand and price for TCM raw herbs.

We have entered purchase and sales arrangement with the village committees to procure certain TCM raw herbs. We specify the types of herbs to be grown by the farmers based on anticipated market demands.  Some of the TCM raw herbs grown by the farmers are not harvestable within one year.  As it takes two to four years for some of our TCM raw herbs to sufficiently mature for harvesting, we are subject to the risk of change in demand and pricing during the time between planting and harvesting.  We cannot assure you that we will be able to accurately predict the demand and pricing of TCM raw herbs in the future or we will be able to respond to a change in demand in a timely manner. Accordingly, our business, financial condition and results of operations may be materially and adversely affected.

We have short-term annual supply agreements and may not be able to maintain our supplier relationships in our pharmaceutical distribution business.

We generally enter into annual supply agreements with the wholesale suppliers of the TCM pharmaceuticals, Western pharmaceuticals and medical products that we distribute.  Manufacturers and other suppliers may not continue to sell products to us on commercially reasonable terms, or at all. We may not be able to establish relationships with new manufacturers and other suppliers, or extend existing relationships with suppliers when our agreements with them expire.  Our annual supply agreements may be terminated from time to time due to reasons beyond our control.  Moreover, the annual supply agreements for most of our products are not exclusive and our competitors may obtain the distribution rights for some of the products that we currently sell.  We may not be able to extend the terms or geographical area of our existing exclusive distribution rights which are currently limited to Anhui province, or obtain distribution rights for new products that we desire on favorable terms, or at all.  The occurrence of any of the above could have a material and adverse effect on our business, financial condition and results of operations.

We may not be able to adapt to changes in the PRC pharmaceutical industry.

The PRC pharmaceutical industry is characterized by rapid advances in science and technology and the emergence of new viruses or bacteria that lead pharmaceutical manufacturers to discover and develop new pharmaceuticals and other products and treatments. We must improve and diversify our product portfolio to respond to these changes and developments. We must also secure distribution agreements with pharmaceutical manufacturers or wholesalers for new and competitively priced pharmaceutical products. We may not be able to respond to these changes by improving our product portfolio or services or distributing new products in a timely fashion.

We may fail to grow our business organically or through acquisitions and any growth may expose us to significant business risks.

We plan to grow our business organically and through acquisitions.

As part of our organic growth strategy, we plan to expand our distribution and warehouse facilities.   Investment we make in our distribution and warehouse facilities may not produce anticipated results or economic benefits and the construction of these facilities may not progress smoothly or within budget.  Furthermore, the integration of these new facilities into our existing operations may take more time than is anticipated or scheduled.

When appropriate opportunities arise, we may acquire other pharmaceutical distributors. We currently do not have any specific acquisition plans or targets and we have not entered into any definitive agreements with potential targets. We may not be able to identify and secure suitable acquisition opportunities. Our ability to effectively consummate and integrate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing on satisfactory terms for acquisitions, if at all.

Moreover, if an acquisition target is identified, we may not be able to enter into arrangements on commercially reasonable terms with the target’s management and shareholders, if at all. Future acquisitions may also expose us to potential risks, including risks associated with:

•

expected synergies from future acquisitions may not materialize;

•

the integration of new operations, services and personnel;

•

unforeseen or hidden liabilities such as additional indebtedness costs and contingent liabilities;

•

the diversion of financial or other resources from our existing businesses;

•

our inability to generate sufficient revenue to recover costs and expenses of the acquisitions; and

•

potential loss of, or harm to, relationships with our employees or customers.

In addition, we intend to expand our distribution network to additional third- and fourth-tier cities in China to further our geographical reach to our customers.  However, we may not be successful in expanding our distribution network.  Our distribution, logistic and value-added services and products may face competition from similar services and products offered by our competitors.  As a result, the success of our expansion depends on many factors, including our ability to form relationships with, and manage an increasing number of, customers, suppliers and distributors nationwide and optimize our distribution channels.  If we fail to expand our distribution network in our targeted areas as planned or if we are unable to compete effectively with other distributors in geographical areas that we plan to enter into, our business, financial condition and results of operations may be materially and adversely affected.

We may be unable to obtain adequate financing to fund our capital requirements.

We may need to obtain financing to fund our future growth and expansion.  In the past, we have relied on cash generated from our operations, short-term and long-term loans and investments from private equity funds to fund our capital requirements.  We may need to raise additional capital by equity or debt issuances or loans. Financing may not be available on terms favorable to us, or at all. Future debt financings may require us to enter into covenants restricting the way we operate our business and other financial activities.  Failure to obtain financing on acceptable terms may affect our expansion plans or ability to respond to competitive pressures or unanticipated requirements, which may materially and adversely affect our business, financial condition and results of operations.

The TCM raw herbs or the products that we distribute may become contaminated or deteriorate, and we may be exposed to negative publicity about product safety which could have a negative impact on our financial condition.

The contamination or deterioration of the TCM raw herbs or the products that we distribute could harm our reputation and business. A risk of contamination or deterioration exists at each stage of our operations, including stocking and delivery of products to our customers, and the storage and shelving of products at our facilities. The cultivation and harvest of raw herbs are also subject to risks of contamination or deterioration. Any such contamination or deterioration could result in a recall of the TCM raw herbs that we source from local farmers or the products that we distribute and criminal or civil liability and restrict our ability to sell our products, which would have a material and adverse effect on our business, financial condition and results of operations.

We may also be affected by factors such as negative publicity resulting from the publication of industry findings, research reports or health concerns concerning the safety of pharmaceutical and TCM products produced in China or our products in particular. Such complaints and negative publicity may lead to a loss of consumer confidence and a reduction in the demand for the TCM raw herbs or the products that we distribute.

We may be subject to product liability claims and do not have product liability insurance.

All of our products are sold in the PRC. In the event that the TCM raw herbs or the products that we distribute are found to be unfit for human consumption or detrimental to health and cause illness or death as a result of our negligence, we may be subject to product liability claims. Negative effects to health may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemicals, substances or other agents or residues during various production and distribution processes.

We have not obtained any liability insurance for third party pharmaceutical products sold or distributed by us, as this is not a statutory requirement under current PRC laws and regulations and, to our knowledge, such product liability insurance is not typically available in the PRC.  Under the Product Quality Law of the PRC, manufacturers and vendors are liable for property damage or personal injuries caused by their defective products.  In addition, under the Law of the Protection of the Consumer’s Rights and Interests, the relevant administration for industry and commerce is authorized to impose penalties on manufacturers and vendors for such product liability. All business entities must observe and comply with the Law of the Protection of the Consumer’s Rights and Interests in providing goods and consumer services. We may face product liability claims, or criminal claims in some circumstances, arising from use of the products that we distribute.  Although our supplier agreements contain provisions that provide us with the right to seek compensations from our suppliers in relation to all losses arising or in connection with the sales of our suppliers’ products, any actions taken by consumers against us may jeopardize our reputation and adversely affect our sales.  Even if we are able to successfully defend such claims, customers may lose confidence in our products, thereby adversely affecting our business and reputation. Further, we may incur significant expenses, time and effort in defending such claims.

We face increasing labor costs in the PRC, which could materially and adversely affect our profitability.

Our industry is labor intensive. While we believe we will have sufficient labor supply to support our operations, labor costs in the PRC have been increasing in recent years and could continue to increase in the future. In particular, recent reforms by regional provinces in the PRC have resulted in increases in the minimum wage of approximately 20 to 30%. This could increase the prices for our products and fees for our services and decrease demand for such products and services, which could adversely affect our sales, financial condition and results of operations. If we are unable to pass on these increased labor costs to our customers by increasing the prices for our products and fees for our services due to competitive pressures in the markets where we operate, our profit margins may decrease and our results of operations may be adversely affected.

We have limited control over the availability and the quality of the local farmers with whom we cooperate because we do not employ them directly.

We source raw herbs that are cultivated by local farmers.  Currently, an average of 700-800 such farmers per year work on the plantation sites where the TCM raw herbs we sell are grown. We do not employ these farmers directly.  Instead, the farmers are recruited and employed by the local villagers’ committees that we have entered into agreements with. While we have not experienced any difficulties sourcing raw herbs from these farmers in the past, we have limited control over the availability and the quality of this labor. Furthermore, some of the plantation sites are located at high altitudes, which may be relatively difficult to access. A shortage of suitable laborers or the inability to procure these raw herbs at commercially acceptable terms may adversely affect our business, financial condition and results of operations.

In the future, we may not be successful in competing with other pharmaceutical distributors in non-profit state-owned and state-controlled hospitals’ tender processes for medicine purchases.

Some of the hospitals that we distribute products to have begun to implement centralized tender processes for the purchase of medicines listed in the State Basic Medical Insurance Catalogs, or the Medical Insurance Catalogs, and medicines commonly listed in these catalogs are prescribed for clinical uses and in high volumes. Pharmaceutical products listed on the State Basic Medical Insurance Catalogs are covered by national medical insurance program. See “Regulation— Regulation on Pharmaceuticals—Reimbursement under the National Medical Insurance Program” for details. The centralized tender process is conducted once a year in various provinces or cities in China. Non-profit hospitals and healthcare institutions belonging to State-owned enterprises (including State-controlled enterprises) or to the people’s government at the county level or above can purchase only from winning bidders through the centralized tender processes. If the pharmaceutical manufacturing enterprises’ bids are successful, we can distribute products, with the delegation by such pharmaceutical manufacturing enterprises, to the medical institution. Our failure to successfully compete with other pharmaceutical distributors in tender processes could have a material and adverse effect on our business, financial condition and results of operations.

Our success is dependent on retaining our senior management and key personnel who would be difficult to replace.

Our success depends largely on the continued services of our senior management and key personnel.  In particular, our success depends on the continued services of Xuexiang Ai, our chief executive officer.  Mr. Ai has been instrumental in developing our business model and is crucial for our business development.   Although he is a party to an employment agreement, Mr. Ai may not continue in his present capacities for any particular period of time. We do not maintain key employee insurance on any of our personnel. The loss of the services of one or more members of our senior management team or key personnel could hinder our ability to effectively manage our business and implement our growth strategies, and we may not be able to appoint or integrate adequate replacement personnel into our operations in a timely manner, or at all.  Our failure to do so could in turn disrupt our operations and the growth of our business.

Our ability to retain our key personnel is subject to numerous factors, including the compensation packages we offer, our ability to maintain a cohesive company culture and other factors.  If any member of our senior management team or other key personnel joins a competitor or forms a competing company, we may lose customers and key employees and may not be able to promptly fill their positions with comparably qualified individuals without a significant increase in costs.  Any of the foregoing adverse developments may materially and adversely affect our business, financial condition and results of operations.

We rely on information systems to manage our operations and any system failure or deficiencies in our information systems may have a material and adverse effect on our business, financial condition and results of operations.

Our businesses rely on our information systems to process, analyze and manage our operational data.  We rely on these systems to, among other things:

•

facilitate the purchase and distribution of inventory items from our distribution center to our customers;

•

monitor the daily operations of our distribution network and supply chain;

•

receive, process and deliver orders in a timely manner;

•

manage the billing and collections for our customers; and

•

process payments to suppliers.

Any damage or unforeseen events or system failure which cause interruptions to input, retrieval and transmission of data or increase in service time could disrupt our normal operations.  We may not be able to effectively carry out our disaster recovery plan to handle the failure of our information systems or restore our operation capacity within a sufficiently adequate time frame to avoid disruptions to our business.  In addition, if we cannot upgrade our information systems in a timely manner or on commercially acceptable terms to meet our expanding needs, our ability to expand may be constrained. The occurrence of these events may have a material and adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

We are constantly striving to improve our internal accounting controls. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate, successful or carried out on a timely basis.

If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts non-accelerated filers with respect to the attestation by their independent registered public accountants as to financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if we become an accelerated filer. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.

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

Subsequent to filing our annual report on Form 10-K on March 31, 2010 and our quarterly report on Form 10-Q filed on May 19, 2010, we identified concerns relating to our historical financial statements related to a change in the application of accounting for business combination from the pooling-of-interest method to the purchase method for the 2006 acquisition of Anqing Zhongxi Yao Ltd and have restated those financial statements in these reports on Form 10-K/A and Form 10-Q/A, respectively.  The restatement of our interim unaudited financial statements for the period ended March 31, 2010, was necessary to reflect the effects of the December 31, 2009 restatement on our March 31, 2010 financial statements. We also recently amended and restated our statement of cash flows in light of our use of an incorrect exchange rate in computing certain items because the use of the incorrect exchange rate resulted in significant changes to several components in the statement of cash flows..  Because of the application of the pooling-of-interest method of accounting for the 2006 acquisition of Anqing Zhongxi, management determined that a material weakness existed with respect to our reporting of complex non-routine transactions.  As a result, management has revised its assessment of the effectiveness of our internal control over financial reporting due to material weakness in our reporting of complex, non-routine transactions, and concluded that as of December 31, 2009, our internal control over financial reporting was not effective. We cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.  Any misstatements or adjustments due to errors or the failure to satisfy our reporting obligations on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our ongoing compliance with our reporting obligations.

We will be required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. During 2010, we were non-timely in the filing of some of our interim reports on Form 10-Q.  In addition, some of the operational data in our previous public filings was not accurate.  To ensure ongoing compliance with our reporting obligations, we may incur increased costs and management time.  If we fail to meet our ongoing reporting obligations in a timely and accurate manner, we may face regulatory sanction and related penalties as well as other legal proceedings.  The occurrence of any of these could have an adverse affect on our result of operations, financial condition and reputation.

We rely on limited storage facilities for our products that we distribute and do not have insurance coverage for these storage facilities.  Any disruption to our current facilities could significantly disrupt our operations.

Our existing storage facilities are limited in storage capacity and are centralized at our headquarters in Anqing, Anhui province.  As a result, our operations are subject to uncertainties and contingencies beyond our control that may materially and adversely affect our business and operations. These uncertainties and contingencies include industrial accidents, fires, floods, droughts, storms, earthquakes, snow storms, other natural disasters and catastrophes.  We may also face equipment failures or other operational problems, strikes or other labor difficulties and disruptions to public infrastructure. Such events may occur from time to time and our facilities or operations may be materially damaged or disrupted as a result.  As our existing storage facilities are limited, any such disruption or damage to our facilities could cause us to reduce or halt our operations, prevent us from meeting customer orders, negatively affect our business reputation, increase our costs of operation or require us to make unplanned capital expenditures, any of which may have a material and adverse effect on our business, financial condition and results of operations.

In addition, we do not have insurance coverage for our storage facilities and business interruptions and may incur damages from fire, floods, storms, earthquakes, natural disasters and other catastrophes.  If we were to incur substantial losses or liabilities, we may have to pay, out of our own funds, for financial and other losses, damages and liabilities, which may have a material and adverse effect on our business, financial condition and results of operations.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including PRC anti-corruption laws and the United States Foreign Corrupt Practices Act.  Our failure to comply with these laws could result in penalties which could harm our reputation and have a material  and adverse effect on our business.

We are subject to the United States Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by United States persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. The PRC also strictly prohibits bribery of government officials. We have operations, agreements with third parties, and make all of our sales in China. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents, or distributors, even though they are not always subject to our controls. We have implemented safeguards to discourage these practices by our employees and affiliated persons. However, our existing safeguards and any future improvements may not totally preclude our employees, consultants, sales agents, or distributors from engaging in conduct for which we might be held responsible. We are also in the process of implementing a detailed FCPA compliance program throughout our organization.  This program has not been fully implemented and may not be effective and the failure to develop and maintain effective FCPA compliance programs could result in violations of FCPA or the applicable PRC anti-corruption laws.  Violations of the FCPA or the PRC anti-corruption laws may result in severe criminal or civil sanctions and other liabilities, which could negatively affect our business, financial condition and results of operations. In addition, we may be liable for successor liability FCPA violations committed by companies that we invest in or acquire.

Negative publicity or media coverage of the Company, our chief executive officer or any of their respective affiliates could materially and adversely affect our reputation, business and financial condition.

In the PRC, there has been negative publicity or media coverage concerning the corporate affairs of a former subsidiary of ours, which subsidiary was previously subject to an entrustment agreement with Anqing Zhongxi and for which our chief executive officer previously acted as legal representative.  For example, there have been articles posted on internet websites concerning allegations, among others, that this former subsidiary and our chief executive officer engaged in improper business activities.  Because we held a majority stake in the other company and Mr. Ai previously acted as its legal representative, such media coverage, whether or not accurate and whether or not applicable to us, may have a material adverse effect on our reputation, business, and financial condition.  We cannot assure you that there will not be similar or other negative publicity or other media coverage related to us, Mr. Ai or our affiliates in the future.

We may be subject to potential disputes relating to the equity interests of Anqing Zhongxi.

Since the reorganizations of Anqing Zhongxi, our PRC operating subsidiary was converted from a state-owned enterprise to a private company and was established as Anqing Zhongxi Pharmaceutical Company Limited in 1997. Since then, we have undergone several capital increases and equity changes, eventually resulting in our current shareholding structure.  However, due to a defect in the administration of industrial and commercial registration and improper management of Anqing Zhongxi’s internal documents, some important legal documents prepared after the establishment of Anqing Zhongxi are missing, or were not properly kept.  As a result, there might be a lack of sufficient, conclusive and comprehensive evidence to prove the clearness and completeness of some historical equity interests relationships of Anqing Zhongxi.  Therefore, Anqing Zhongxi has been in the past and going forward may be subject to disputes concerning ownership of its equity interests.  In the opinion of our PRC legal counsel, none of the prior disputes pose a material threat to our current ownership structure or our financial condition. If a dispute on equity interests arises, our reputation may be adversely affected, and, as Anqing Zhongxi is our sole operating entity, any finding our ruling that differs from our current equity ownership structure could have a material adverse effect upon our business.

Our chief executive officer, may suffer losses and incur penalties, and our business operations may be adversely affected or interrupted due to the lack of valid building ownership certificates for the temporary warehouse.  In addition, our expansion strategies may be adversely affected if we fail to obtain a valid land planning permit for the site where we intend to construct our new distribution and warehouse facilities.

Our chief executive officer has not obtained a valid building ownership certificate for the temporary warehouse that we lease from him and such warehouse facility accounted for approximately 40 percent of the total warehouse spacing and is used by the Company to support our distribution activities and warehouse operations. Based on the current PRC laws and regulations, our chief executive officer may be subject to government sanction if he does not obtain planning, construction or other permits in relation to these building ownership certificates. Our chief executive officer may be subject to fines which may be imposed by the PRC authorities, for occupying and utilizing or leasing such building, or he may be compelled to demolish this building and the lease arrangements in relation to the properties without valid building ownership certificates. Although our chief executive office has agreed to indemnify the Company for any relocation and other related costs (including the payment of any applicable land premium) and all other losses, our business operations may be adversely affected or interrupted.

In addition, we have not obtained a valid land planning permit for the site where we intend to construct our new distribution and warehouse facilities.  Based on the current PRC laws and regulations, failure to obtain such permit could cause us to lose our land-use right certificate.  We are in the process of applying for the land planning permit. If we cannot obtain a valid land planning permit, our expansion strategies may be adversely affected.

Risks Relating to Our Industry

We face intense competition that may prevent us from maintaining or increasing our market share.

We distribute pharmaceuticals and sell raw herbs and face competition from operators in each of our business. The pharmaceutical distribution business in the PRC is intensely competitive, rapidly evolving and highly fragmented.  Our competitors include national and regional pharmaceutical distributors.  Many of our existing or potential competitors may have substantially greater financial, technical, research and development, marketing, distribution and other resources than we do.  We may not be able to remain competitive by distinguishing our distribution services, offering competitive price or maintaining our customers relationships, and we may not increase or maintain our existing market share.  Furthermore, China’s entry into the World Trade Organization may foster increased competition from multinational pharmaceutical companies.  Such competitors may also have greater brand recognition, established distribution networks, larger customer bases or more extensive knowledge of our target markets.  Additionally, our competitors in the TCM raw herb plantation management business may develop products superior to or more affordable than ours or may more effectively market their products.   Any significant increase in competition could materially and adversely affect our profitability.  If we are unable to adapt to changing market conditions and compete effectively against our competitors, our business, financial condition and results of operations may be materially and adversely affected.

The PRC healthcare industry is highly regulated, and we may not be able to adapt to future changes in regulatory framework, requirements and enforcement trends.

The healthcare industry in China is highly regulated. We are governed by various local, provincial and national regulatory regimes in all aspects of our operations, including licensing and certification requirements and procedures for manufacturers and distributors of pharmaceutical and healthcare products, operating and security standards and environmental protection regulations. The legal framework, licensing and certification requirements and enforcement trends in the healthcare industry may change, and we may not successfully respond to such changes. Such changes may result in increased compliance costs, which may materially and adversely affect our business, financial condition and results of operations.

We are subject to regular inspections, examinations, inquiries or audits by relevant regulatory authorities for maintaining or renewing the various permits, licenses and certificates required for our distribution of pharmaceutical products and provision of related logistical services. If any of our products or facilities fails such inspections, our business, profitability and reputation in the industry may be adversely affected.

Counterfeit pharmaceuticals in China could materially and adversely impact our reputation, business, financial condition and results of operations.

Our products are subject to competition from counterfeit pharmaceuticals, or pharmaceuticals manufactured without proper licenses or approvals and are fraudulently mislabeled with respect to their content and manufacturer. Counterfeiters may illegally manufacture and market pharmaceuticals under the brand names of the products we distribute or those of our competitors. Counterfeit pharmaceuticals are generally sold at lower prices than authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts. If counterfeit pharmaceuticals illegally sold under the brand names we distribute results in adverse side effects to consumers, we may be associated with any resulting negative publicity and legal proceedings. In addition, consumers may buy counterfeit pharmaceuticals that are in direct competition with pharmaceutical products we distribute, which could have a material and adverse impact on our revenues, business and results of operations. Although the PRC government has recently been active in policing counterfeit pharmaceuticals, China does not yet have an effective counterfeit pharmaceuticals regulation control and enforcement system. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. Any such increase in the sales and production of counterfeit pharmaceuticals in China, or the technological capabilities of the counterfeiters, could have a material and adverse effect on our reputation, business, financial condition and results of operations.

Risks Relating to Doing Business in the PRC

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in the PRC, our liquidity and access to capital, and our ability to operate our business.

Our business, financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth, growth has been uneven, both geographically and among various sectors of the economy.  The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources.  The PRC economy has been transitioning from a planned economy to a more market-oriented economy.  Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the PRC government.  In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Since late 2003, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of the PRC’s economy.  These actions, as well as future actions and policies of the PRC government, could materially and adversely affect our liquidity and access to capital and our ability to operate our business.

The PRC legal system is evolving and has inherent uncertainties which could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government promulgated a comprehensive system of laws and regulations governing economic matters in general.  The overall effect of legislation has been significantly enhanced protections afforded to various forms of foreign investment in the PRC.  However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, because PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation.  Also, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the medical industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.  These uncertainties could limit the legal protections available to us.

In addition, we have structured our business in a tax efficient manner.  If any of these arrangements are successfully challenged by the relevant tax authorities, we may incur additional tax liabilities, which could adversely affect our results of operations or financial condition.

We may be subject to penalties in connection with Anqing Zhongxi’s past failure to contribute to the housing fund for its employees in accordance with applicable PRC laws.

We recently established our housing fund registration in 2011.  We have not paid the past housing provident fund contributions for and on behalf of our employees. Enterprises which do not make housing provident fund contributions for their employees may be ordered by the housing provident fund management centre to make such payment within a specified period, and where the payment has not been made after the expiration of the time limit, an application may be made by the relevant authority to the court for compulsory enforcement. We cannot assure you that we will not be required to pay such past contributions or related fines in the future. As advised by our PRC legal adviser, we may be ordered to pay such housing provident fund contributions within a stipulated deadline by the relevant PRC authorities. Any judgment or decision against us in respect of outstanding housing provident fund contributions could have an adverse effect on our business, results of operations, financial condition and prospects.

The inability of our PRC resident shareholders, including our chief executive officer, to complete their registrations with SAFE may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or otherwise expose us to liability and penalties under PRC law.

The PRC State Administration of Foreign Exchange, or SAFE, promulgated regulations in October 2005 that require PRC residents to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC residents. In addition, such PRC residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees, or other material events that do not involve roundtrip investments. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC residents. We can not assure you that our shareholders who are PRC residents will make, obtain or update any applicable registration. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE branches. If our shareholders who are PRC residents do not complete their registration with the local SAFE branches, our PRC subsidiaries may be prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability and penalties under PRC law for evasion of applicable foreign exchange restrictions.

Our chief executive officer, Xuexiang Ai, has consulted with relevant SAFE officials about how to comply with the SAFE registration requirements and he intends to file the registration application to the competent local SAFE soon.  We cannot assure you that our chief executive officer, Xuexiang Ai, can obtain such SAFE registrations or approvals on a timely basis.  Pursuant to the provisions of the Regulations of the People’s Republic of China on Foreign Exchange Administration, an individual who violates any provisions on the administration of foreign exchange registration shall be liable to a fine of RMB50,000.

 Because of uncertainty over how the SAFE regulations will be interpreted and implemented, and how SAFE will apply them to us or our PRC resident shareholders , we cannot predict how these regulations will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE regulations by our PRC resident shareholders. In addition, in some cases, we may have little control over either our present or prospective direct or indirect PRC resident shareholders or the outcome of such registration procedures. A failure by our PRC resident shareholders or future PRC resident shareholders to comply with the SAFE regulations, if SAFE requires it, could subject us to penalties or other legal sanctions, restrict our cross-border investment activities, restrict our ability to contribute additional capital into our PRC subsidiaries, or limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be required to pay additional enterprise income taxes if the relevant PRC tax authorities hold that any of our equity transfer arrangements was not made on an arm’s length basis.

The State Administration of Taxation issued the “Circular on Strengthening the Administration of Enterprise Income Tax on Income Derived from the Equity Transfer of Equity by Non-resident Enterprises” (Guo Shui Han (2009) No.698), or the Circular) on December 10, 2009, which was made retroactively effective as of January 1, 2008.  Pursuant to the Circular, when a non-resident enterprise transfers its equity in a resident enterprise to its associates, if its taxable income is reduced because the transfer price was not determined on an arm’s length basis, the tax authorities may adjust the transfer price using a reasonable method.  Furthermore, if an offshore investor (the actual controlling party) simultaneously transfers the equity of multiple onshore or offshore holding companies, the resident enterprise whose equity is transferred shall furnish to the relevant tax authorities the entire transfer agreement as well as any other agreements relating to the transactions to which the resident enterprise itself is involved.

In connection with our reorganization, we conducted, or were involved in, a series of transfers of equity interests in our subsidiaries in China and overseas. If the relevant PRC tax authorities hold that any such transfers were not made on an arm’s length basis and make corresponding adjustments that would lead to a transfer premium, we may be required to pay additional enterprise income taxes.  However, as it has not been long since the Circular was issued and further implementation rules or express interpretations have not been issued by the State Administration of Taxation, it remains unclear (i) how the PRC tax authorities will review equity transfers completed prior to the issuance of the Circular in determining whether or not such equity transfers were made on an arm’s length basis and (ii) how offshore transferors will fulfill their obligations to report to the relevant PRC tax authorities.

The fluctuation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition.

Substantially all of our revenues and expenditures are denominated in Renminbi.   As the functional currency for our PRC subsidiary is the Renminbi, fluctuations in the exchange rate may also cause us to incur foreign exchange losses on any foreign currency holdings it may have. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. If we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. The conversion of the Renminbi into foreign currencies, including the U.S. dollar, has been based on exchange rates set by the People’s Bank of China, or the PBOC. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi solely to the U.S. dollar. Under this revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the Renminbi appreciated approximately 21.5% against the U.S. dollar over the following three years. The Renminbi reached a high against the US dollar in July 2008 and subsequently traded within a narrow range against the US dollar, remaining within 1% of its July 2008 high, until September 2010 when it increased beyond such 1% band.  In June 2010, the PBOC announced its intention to increase the flexibility of the exchange rate.  It is difficult to predict how Renminbi exchange rates may change going forward.  Any fluctuation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in Renminbi. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from SAFE or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders, including holders of our common stock.

Because our assets are located outside of the United States and all of our directors and officers reside outside the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and some directors in the U.S. or to enforce a United States court judgment against us or them in the PRC.

All of our directors and officers reside outside the United States. In addition, our operating subsidiary is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in United States courts, to enforce such judgments in PRC courts. Further, there are no extradition treaties now in effect between the United States and the PRC which may limit the effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

Our business operations may be adversely affected by present or future environmental regulations and enforcement.

Since the beginning of the 1980s, China has formulated and implemented a series of environmental protection laws and regulations. Our operations are subject to these environmental protection laws and regulations in China. These laws and regulations impose fees for the discharge of waste substances, permit the levy of fines and claims for damages for serious environmental offences and allow the PRC Government, depending on the seriousness of the environment offences, to impose fines or enact orders to suspend the business operations of any enterprises that fail to accomplish the task of controlling certain pollutions within the ordered period.  Our operations are in compliance with PRC environmental regulations in all material aspects. The PRC Government has taken steps and may take additional steps towards more rigorous enforcement of applicable environmental laws, and towards the adoption of more stringent environmental standards. If the PRC national or local authorities enact additional regulations or enforce current or new regulations in a more rigorous manner, we may be required to make additional expenditures on environmental matters, which could have an adverse impact on our financial condition and results of operations. In addition, environmental liability insurance is not common in China. Therefore, any significant environmental liability claims successfully brought against us would adversely affect our business, financial condition and results of operations.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the PRC Enterprise Income Tax Law that took effect on January 1, 2008, the enterprises that are incorporated under foreign laws but “de facto management bodies”  which are located in the PRC are recognized as resident enterprises.  And pursuant to Implementary Regulations for the Enterprise Income Tax Law, de facto management bodies” are defined as “bodies that substantially carry out comprehensive management and control on the business operation, employees, accounts and assets of enterprises”. As such, an enterprise outside of China whose “de facto management bodies” are located in China is considered a “resident enterprise” and will be subject to a uniform 25% corporate income tax rate on its global income.

However, there have been no official implementation rules regarding the determination of the “de facto management bodies” for foreign enterprises which are not invested and controlled by PRC enterprises (including companies like ourselves). Therefore, it remains unclear how the tax authorities will treat an overseas enterprise invested or controlled by another overseas enterprise and ultimately controlled by PRC individual residents, as is our case. Since substantially all of our management is currently based in China and is expected to remain in China in the future, we cannot assure you that we will not be considered a “resident enterprise” under the PRC Enterprise Income Tax Law and not be subject to the corporate income tax rate of 25% on our global income or our non-PRC corporate shareholders not be subjected to the withholding tax of 10% on dividend payments or capital gains to our common stock.

We rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We conduct all of our business through our subsidiary established in China. We rely on dividends paid by this subsidiary for our cash needs, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiary including a wholly foreign-owned enterprise, or WFOE, is also required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its reserve fund or statutory capital reserve fund until the accumulative amount of such reserves reach 50.0% of its respective registered capital. Our statutory surplusreserves are not distributable as cash dividends.  In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.  As of December 31, 2010, our PRC subsidiary had allocated approximately $5.7 million to statutory surplus reserves.

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit us from making additional capital contribution or loans to our operating subsidiary in China.

Any capital contributions or loans, that we, as an offshore entity, make to our foreign-invested subsidiary in China, are subject to PRC regulations. For example, any of our loans to our foreign-invested operating subsidiary in China cannot exceed the difference between the total amount of investment that our foreign-invested operating subsidiary in China is approved and the registered capital of such operating subsidiary, and any such loans must be registered with the local branch of the SAFE as a procedural matter. In addition, our additional capital contributions to our operating subsidiary in China must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contribution or provide loans to our operating subsidiary in China or to fund its operations may be adversely affected, which could harm liquidity of our operating subsidiary in China and its ability to fund its working capital and expansion projects and meet its obligations and commitments.

Risks Relating to Our Common Stock

Our directors and executive officers beneficially own a majority of our outstanding common stock, which gives them control over certain major decisions on which our stockholders may vote, which may discourage an acquisition of our Company.

Our executive officers and directors own, in the aggregate, a majority of our outstanding common stock. The interests of the officers and directors may differ from the interests of other stockholders.  As a result, the officers and directors will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•

electing or defeating the election of directors;

•

amending or preventing amendment of our company’s Articles of Incorporation or By-laws;

•

effecting or preventing a merger, sale of assets or other corporate transaction; and

•

controlling the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of our officers and directors may discourage a potential acquirer from seeking to acquire our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

There is not currently a public market for our common stock and there is no assurance that a market will develop in the future

There currently is no public market for our shares.  In the future, we intend to apply for our common stock to be listed on a national securities exchange in the United States. But, there is no assurance that a market for our shares will develop in the future.

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Our articles of incorporation authorize our board of directors to issue up to 20,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. On December 3, 2009, we issued 15,847,099 shares of Series A preferred stock that included similar rights and preferences. These shares of Series A preferred stock will be converted into shares of our common stock automatically upon the listing of our common stock on a national securities exchange.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our articles of incorporation and bylaws contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

•

deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•

require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

•

allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

ITEM 2.

 PROPERTIES.

Our distribution facility is located near our headquarters in Anqing, Anhui, China. Our distribution facility has four warehouses for pharmaceutical products, one warehouse for medical supplies, and two warehouses for TCM processed herbs and TCM raw herbs.  We have entered into a lease with our chief executive officer for our office building, distribution facility and warehouses, the term of which does not expire until 2019 and we do not expect any material difficulties in the renewal of these existing leases upon their expiration.  Under the rental agreement, our PRC subsidiary pays RMB 905,623 to our chief executive officer for rental payment each year.   The amount of this rental payment was determined on an arm’s length basis based on a third party valuation report. Our chief executive officer has not obtained a valid building ownership certificate for the temporary warehouse that we lease from him and such warehouse facility accounted for approximately 40 percent of the total warehouse spacing.  Although our chief executive office has agreed to indemnify us for any relocation and other related costs (including the payment of any applicable land premium) relating to his not having obtained a valid building ownership certificate for the property, our business operations may nonetheless be adversely affected or interrupted.  See Risk Factors “Our chief executive officer, may suffer losses and incur penalties, and our business operations may be adversely affected or interrupted due to the lack of valid building ownership certificates for the temporary warehouse.  In addition, our expansion strategies may be adversely affected if we fail to obtain a valid land planning permit for the site where we intend to construct our new distribution and warehouse facilities.”

We plan to construct a modern GSP-certified pharmaceutical warehouse in Anqing. The facility will also double our storage capacity and enable us to broaden our distribution radius in order to further penetrate adjacent provinces. We expect this new facility to commence operations in late 2012 or early 2013.  We have not obtained a valid land planning permit for the site where we intend to construct our new distribution and warehouse facilities.  Based on the current PRC laws and regulations, failure to obtain such permit could cause us to lose our land-use right certificate.  We are in the process of applying for the land planning permit. If we cannot obtain a valid land planning permit, our expansion strategies may be adversely affected.

We source our TCM raw herbs through seven separate purchase and sales agreements entered into with local village committees and farmers in the Anhui province.  One of these purchase and sales agreements has a term of 50 years and six of them have a term of 10 years.  Under these purchase and sales agreements, we are required to make a 10-year lease pre-payment to each local village committee at the beginning of the contract term, and at the beginning of each 10-year period thereafter throughout the term of the agreement.

ITEM 3.

LEGAL PROCEEDINGS.

There are currently no material claims or legal proceedings pending against us that, in the opinion of our management, individually or in the aggregate, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Trading Market

As of December 31, 2010, and as of the date of this report, there was not an established public trading market for the Company’s shares.

Holders.

As of December 31, 2010 there were 71,416,660 shares of common stock issued and outstanding and 50 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2010 or 2009, and we currently do not intend to pay dividends to our holders of common stock in 2011.  We paid dividends to holders of Series A preferred stock in the amount of $807,534 and $57,534 for the year ended December 31, 2010 and for the period from the date of issue through December 31, 2009, respectively.  Any future determination relating to the payment of dividends and our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board may deem relevant.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiary in China is also required to set aside a portion of its after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

ITEM 6.

 SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

Our consolidated statements of income data for the years ended December 31, 2008, 2009 and 2010, and the balance sheet data as of December 31,  2009 and 2010, are derived from, and qualified by reference to the audited financial statements presented elsewhere herein. Our historical results do not necessarily indicate our future results.

On February 20, 2009, we completed a share exchange transaction with Rolling Rhine.  See “Item 13 – Certain Relationship and Related Transactions, and Director Independence – Share Exchange” for more details. This transaction was accounted for as a “reverse merger” with Rolling Rhine deemed to be the accounting acquirer and us as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the share exchange are those of Rolling Rhine’s and its operating subsidiary, Anqing Zhongxi, recorded at the historical cost basis.  After completion of the share exchange, our consolidated financial statements include the assets and liabilities of our company and Anqing Zhongxi, the historical operations of Anqing Zhongxi and the operations of our company and our subsidiaries from the closing date of the share exchange.

As part of the reorganization, we discontinued distribution of certain TCM products produced by a related party, Cheng Feng, in April 2008. These products contributed $37.6 million and $13.4 million to our net sales in 2007 and 2008, respectively, representing 50.6% and 20.7% of our total net sales during these periods. As a result of the discontinuation of these TCM products, our results of operations for 2007, 2008, 2009 and 2010 may not be directly comparable to each other.

Consolidated Income Statement Data	For the year ended December 31,
	2006	2007	2008	2009	2010

Sales, net	$69,201,681	$74,192,198	$64,772,822	$86,120,071	$108,654,024

Cost of sales	47,280,453	51,474,032	44,779,343	59,552,594	74,082,422
Gross profit	21,921,228	22,718,166	19,993,479	26,567,477	34,571,602
Selling expenses	465,212	743,076	1,877,771	2,480,854	3,695,936
General and administrative expenses	489,020	712,293	1,087,852	1,415,014	1,632,781
	20,966,996	21,262,797	17,027,856	22,671,608	29,242,885
Total other income (expense), net	22,925	113,266	108,965	50,574	228,422
Income before income taxes	20,989,921	21,376,063	17,136,821	22,722,182	29,471,307

Provisions for Income taxes	6,926,674	7,054,101	4,327,610	5,809,640	7,478,584
Net income	$14,063,247	$14,321,962	$12,809,211	$16,912,542	$21,992,723
Net income (loss) available to common stockholders	$14,528,459	$14,321,962	$12,809,211	$16,498,384	$21,185,189

Net income per common share
Basic	$0.22	$0.21	$0.19	$0.23	$0.30
Diluted	$0.22	$0.21	$0.19	$0.23	$0.25
Weighted average common shares outstanding

Basic	67,131,660	67,131,660	67,131,660	70,817,934	71,416,660
Diluted	67,131,660	67,131,660	67,131,660	70,817,934	87,263,759
Cash dividend per share	$-	$0.01	$0.52	$-	$-

Consolidated Balance Sheet Data:	As of December 31,
	2006	2007	2008	2009	2010

Cash and cash equivalents	$22,560,290	$39,535,132	$5,302,591	$34,363,124	$24,783,238

Total Assets	$38,939,717	$57,590,985	$20,783,951	$61,132,961	$84,128,841

Total Current Liabilities	9,779,595	12,293,525	8,191,403	18,473,992	19,238,848

Stockholders’ Equity
Common stock, par value $0.001; 150,000,000 shares authorized; 71,416,660 shares issued and outstanding	67,132	67,132	67,132	71,417	71,417
Preferred stock, par value $0.001; 20,000,000 shares authorized; 15,847,099 issued and outstanding	-	-	-	15,847	15,847
Total Stockholders' Equity	29,160,122	45,297,460	12,592,548	42,658,969	64,889,993

The selected financial information for the year ended December 31, 2006, is unaudited.  We have prepared the unaudited financial information on the same basis as our audited financial statements.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS,  STATEMENTS REGARDING OUR EXPECTED BUSINESS OUTLOOK, ANTICIPATED FINANCIAL AND OPERATING RESULTS, OUR BUSINESS STRATEGY AND MEANS TO IMPLEMENT OUR STRATEGY, OUR OBJECTIVES, THE AMOUNT AND TIMING OF CAPITAL EXPENDITURES, THE LIKELIHOOD OF OUR SUCCESS IN EXPANDING OUR BUSINESS, FINANCING PLANS, BULDGETS, WORKING CAPITAL NEEDS AND SOURCES OF LIQUIDITY. THE RISKS AND UNCERTAINTIES INVOLVED IN OUR BUSINESS COULD AFFECT THE MATTERS REFERRED TO IN ANY FORWARD-LOOKING STATEMENTS AND IT IS POSSIBLE THAT OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS.  THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Recent Restatements

As reported in a filing on Form 8-K dated August 6, 2010, subsequent to the filing of our report on From 10-Q for the period ended March 31, 2010, we changed accountants and appointed BDO Limited as our principal independent accountant to audit our financial statements for the fiscal year ended December 31, 2010.  We changed accountants solely in order to obtain BDO Limited’s greater experience in auditing the financial statements of global public companies.  In addition, because we desire to have only one accountant included in our prospective filings, we also engaged BDO Limited to re-audit our financial statements for the years ended December 31, 2007, 2008 and 2009.  Please see “—Recent Change in Our Principal Independent Accountant” for more details.

In conjunction with re-audit of our financial statements from prior years, management determined that a restatement was required of our financial statements for the years ended December 31, 2008 and 2009, included in our report on Form 10-K for the fiscal year ended December 31, 2009, and of our interim unaudited financial statements for the period ended March 31, 2010, included in our report on Form 10-Q for the period ended March 31, 2010.  The restatement of our financial statements for the fiscal year ended December 31, 2009, was necessary in order to (i) amend and restate our stockholders’ equity for the fiscal years ended December 31, 2009 and 2008, and the related notes thereto, in light of a change in the application of accounting for business combination from the pooling-of-interest method to the purchase method for the 2006 acquisition of Anqing Zhongxi Yao Ltd, (ii) to treat the shares issued to complete the share exchange transaction between the Company and Rolling Rhine as being outstanding in the earliest period for which financial statements were presented and to treat the outstanding shares of Rolling Rhine as if they were issued to acquire the Company, (iii) to correct the earnings per share calculation to reflect the fact that the share exchange shares are treated as being outstanding in the earliest period for which financial statements were presented, and (iv) in order to amend and restate our statement of cash flows in light of our use of an incorrect exchange rate in computing certain items.   The restatement of our interim unaudited financial statements for the period ended March 31, 2010, was necessary to reflect the effects of the December 31, 2009 restatement on our March 31, 2010 financial statements, and in order to amend and restate our statement of cash flows in light of our use of an incorrect exchange rate in computing certain items for the period ended March 31, 2010.   The change to the purchase method of accounting has resulted in significant changes to several components in the statement of stockholders’ equity as of January 1, 2006, and also changes to the balances carried forward in the subsequent periods.  There is no effect on the statements of cash flows, statements of income or total assets as presented in the financial statements the Company previously filed in its Form 10-K as a result of the use of the purchase method. The change in accounting related to issuance of the share exchange shares and the outstanding shares of Rolling Rhine, has resulted in changes to the balance sheet and the statements of income, and use of the incorrect exchange rate has resulted in significant changes to several components in the statement of cash flows. Because of the application of the pooling-of-interest accounting for the 2006 acquisition of Anqing Zhongxi, management determined that a material weakness existed with respect to our reporting of complex non-routine transactions.  This weakness was a result of our incorrect conclusion regarding the correct method of acquisition accounting to be used in conjunction with the 2006 acquisition of Anqing Zhongxi Yao Ltd.

Description of Certain Line Items

Net Sales

We generate our net sales from the sales of TCM products, Western pharmaceuticals and medical supplies. Our net sales represent the total sales value of goods supplied to customers, net of discounts, returns and applicable taxes, if any.  TCM includes TCM pharmaceuticals, TCM processed herbs and TCM raw herbs.

Cost of Sales

Cost of sales represents primarily the cost of purchasing supply.  In 2010, our cost of sales also includes purchase rebates and value-added tax. Our cost of sales is affected by product mix, market competition, and manufacturer pricing practices, which may be influenced by market conditions and other external influences.

Gross Profit and Gross Profit Margin

Gross profit represents the differences of our net sales and cost of sales.

Selling Expenses

Selling expenses primary consist of salaries, commissions and expenses for personnel engaged in sales, marketing and distribution activities, and costs associated with marketing activities.  They also includes expense payments to the village committees.  We host in-person product presentations and seminars for physicians and other healthcare professionals to promote and generate awareness of the pharmaceutical products that we distribute.  As the pharmaceutical market in China continues to grow, we plan to hire additional personnel for the sales, marketing and distribution of the pharmaceuticals that we distribute and expand the size of the plantation sites.  In the near term, we expect our selling expenses to increase as we continue to broaden our distribution network and expand TCM raw herb plantation management business.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, commissions and benefits for our administrative, finance and other personnel, depreciation of equipment and facilities, amortization of rental facilities, rental expenses, utilities, professional fees and other expenses associated with our administrative offices.

Total Other (Income) Expense

Total other (income) expense consists of interest income, interest expense, net foreign currency exchange gains and losses and other sundry items.

Income Taxes

U.S. Tax

We are organized as a Nevada corporation and therefore are subject to US federal corporate income tax on our net income at a tax rate of up to 35%.  We conduct all of our business through our subsidiary established in China, and as a result, do not currently have income which is taxable in the US.  We will, however, be subject to US federal corporate income tax on dividends distributed by our subsidiary or deemed distributed by it under rules generally applicable to controlled foreign corporations and any of our shareholders who are US taxpayers will be subject to tax on gains realized with respect to their stock.  Subject to applicable limitations, we should be able to satisfy some or all of its US federal tax liability on dividends or deemed dividends with foreign tax credits for PRC income taxes paid by our subsidiary or withheld from actual dividends.  No provision for income taxes in the United States has been made as we had no U.S. taxable income for 2008, 2009 or 2010.

Hong Kong Tax

Our Company's subsidiary in Hong Kong is subject to the Hong Kong profits tax.  No provision for Hong Kong profits tax has been made as there was no taxable income during the year ended December 31, 2008, 2009 and 2010.

PRC Tax

Our PRC taxes primarily consist of enterprise income tax, value-added tax, and certain other miscellaneous taxes.

Enterprise Income Tax

Under the PRC Enterprise Income Tax, or the EIT Law, enacted on March 16, 2007 and effective January 1, 2008, China adopted a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprise, or FIE).  Prior to the adoption of the EIT Law, FIEs were subject to an enterprise income tax rate of 33%, which consisted of 30% national income tax and 3% local income tax. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preference lower tax rate under the then effective tax laws or regulations.

The PRC Enterprise Income Tax also imposes a 5% withholding income tax for dividends distributed by a foreign invested enterprise to a Hong Kong incorporated enterprise, which arise from profits earned after January 1, 2008. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, the Company’s subsidiary does not intend to declare dividends to their immediate foreign holding companies, or ultimately to the Company, in the foreseeable future. Accordingly, as of December 31, 2010, the Company has not recorded any withholding tax on the retained earnings of its PRC subsidiary.

Deemed Dividend from Beneficial Conversion Features of Series A Preferred Stock

On October 28, 2009, we entered into the Purchase Agreement with DBS Nominees (Private) Limited, a limited private company incorporated in Singapore, and Seavi Advent Equity V (A) Ltd, a limited private company incorporated in BVI (together, the “Investors”).  Pursuant to the Purchase Agreement and the conditions set forth therein, we authorized and issued to the Investors $15.0 million of our convertible, redeemable Series A preferred stock, $0.001 par value per share, or the “Series A preferred stock”, at a price of $0.9465 per share of Series A preferred stock.  The Series A preferred stocks are convertible into our common stocks (par value $0.001 per share) and they constitute 18.16% of our outstanding common stocks, determined on a fully-diluted basis.

The estimated fair value of our ordinary shares was based on valuation performed by us.  Our management used the discounted cash flow method to estimate the fair value of our ordinary shares.  Our management also considered factors such as the future results of the benefit streams to the owners of our company based on our four year forecast from 2009 to 2013. Based on the weighted average capital cost of capital, the discount rate of 20% was used in connection with the discounted cash flow analysis. Significant judgment is involved in determining the projected forecast and the discount rates, which reflect the risks of our business and other variables.  To reflect the fact that we were a private company at the time of the valuation, a discount for lack of marketability of 20% was applied.  The discounted cash flow method resulted in an estimated enterprise value of approximately $112.6 million, discounted by the 20% discount of lack of marketability, resulting in an adjusted value of approximately $84.5 million as of October 28, 2009.  Dividing this adjusted value by the 15,847,099 shares of common stock, and assuming the conversion of the Series A preferred stock, our management arrived at approximately $0.969 per share. We recorded the difference between the conversion price and the fair value of the common stock into which the Series A preferred stock is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value) as deemed dividends, representing the beneficial conversion feature of the Series A preferred stock.  We recorded $356,624 in such deemed dividends in 2009. See “—Critical Accounting Policies—Series A preferred stock”.  In September 2010, we engaged American Appraisal China Limited, or American Appraisal, to assist us to (i) determine the fair value of our business enterprise, (ii) allocate the equity value of the Company to preferred shares and common shares and (iii) assess whether there is any beneficial features (whether conversion price is lower than the fair value of the underlying shares).  The adjusted enterprise value estimated by us in 2009 was within the range of fair value of the business enterprise determined by American Appraisal based on their methodologies and assumptions.

Preferred Series A Dividend

Pursuant to the Purchase Agreement, holders of Series A preferred stock are entitled to receive cash dividends, which accrue at the rate of 5% per annum for the 12 month period following the issue date and at a rate of 10.0% per annum for each 12 month period thereafter.  The Series A preferred stock ranks, with respect to dividend rights and rights upon liquidation, senior to our common stock.  We paid dividends to holders of Series A preferred stock in the amount of $807,534 and $57,534 for the year ended December 31, 2010 and for the period from the date of issue through December 31, 2009, respectively.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

The following table sets forth a breakdown of our net sales by product categories for the periods indicated.

For the year ended December 31,
2009		2010		% Change in Net Sales
$	% of Net Sales	$	% of Net Sales

Pharmaceutical distribution
TCM pharmaceuticals	21,478,538	24.9	25,198,196	23.2	17.3
TCM processed herbs	10,815,602	12.6	15,256,618	14.0	41.1
Western pharmaceuticals	34,143,441	39.6	42,297,237	38.9	23.9
Medical supplies	3,493,276	4.1	3,909,059	3.6	11.9
Subtotal sales, net	69,930,857	81.2	86,661,110	79.7	23.9

TCM raw herb plantation management
TCM raw herbs	16,189,214	18.8	21,992,914	20.3	35.8

Total sales, net	86,120,071	100.0	108,654,024	100.0	26.2

Net sales increased by 26.2% to $108.7 million in 2010 from $86.1 million in 2009.  The increase in net sales was primarily attributable to higher revenue from the distribution sales of pharmaceutical products and TCM raw herb plantation management.

Net sales from the distribution of pharmaceutical products increased by 23.9% to $86.7 million in 2010 from $69.9 million in 2009, primarily due to the expansion of our existing distribution network, an increase in the number of customers to approximately 4,800 as at December 31, 2010 from approximately 4,200 as at December 31, 2009 and to a lesser extent, an increase in the number of products distributed to approximately 6,800 as at December 31, 2010 from approximately 5,400 as at December 31, 2009.

Net sales from our TCM raw herb plantation management increased by 35.8% to US$22.0 million in 2010 from $16.2 million in 2009.  This was primarily due to an increase in the overall average selling prices of the TCM raw herbs and higher sales activities of TCM raw herbs to 87.1 million kg in 2010 from 78.4 million kg in 2009.   We believe these increases were in part led by the increase in the demand of TCM raw herbs as a result of the PRC Healthcare Reform which encouraged the use of TCM raw herbs.

Cost of Sales

Cost of sales increased by 24.3% to $74.1 million in 2010 from $59.6 million in 2009.  This increase was primarily due to the increase in our net sales driven by the increase in the volume of products sold.

Gross Profit and Gross Profit Margin

The following table sets forth the breakdown of our gross profits and gross profit margins by product categories for the periods indicated.

	For the year ended December 31,
	2009		2010		% Change in Gross Profit
	$	Gross Profit Margin %	$	Gross Profit Margin %

Pharmaceutical distribution
TCM pharmaceuticals	4,661,053	21.7	5,577,859	22.1	19.7
TCM processed herbs	4,767,294	44.1	6,421,382	42.1	34.7
Western pharmaceuticals	7,516,614	22.0	9,374,841	22.2	24.7
Medical supplies	787,736	22.6	919,471	23.5	16.7

Subtotal	17,732,697	25.4	22,293,553	25.7	25.7
TCM raw herb plantation management
TCM raw herbs	8,834,780	54.6	12,278,049	55.8	39.0

Total	26,567,477	30.8	34,571,602	31.8	30.1

Overall gross profit in 2010 was $34.5 million, which represents an increase of 30.1%, from $26.6 million in 2009.  The increase in gross profit was primarily attributable to an increase in net sales of TCM processed herbs, Western pharmaceuticals and TCM raw herbs. Overall gross profit margin was 31.8% and 30.8% in 2010 and 2009, respectively.  This change was attributable to the increase in the proportions of net sales contributed by the TCM processed herbs and TCM raw herbs which have a higher average gross profit margin as compared to our other products.

Gross profit for the distribution of pharmaceutical products increased by 25.7% to $22.3 million in 2010 from $17.7 million in 2009, primarily due to higher sales volume. The gross profit margin of the distribution of pharmaceutical products was 25.7% and 25.4% in 2010 and 2009, respectively.

Gross profit for TCM raw herb plantation management increased by 39.0% to $12.3 million in 2010 from US$8.8 million in 2009, primarily due to higher sales volume and overall average selling prices. The gross profit margin of the TCM raw herbs increased to 55.8% in 2010 from 54.6% in 2009.  This increase in the gross profit margin was in turn due to a combination of an increase in the overall average selling prices and the change in product mix.

Selling Expenses

Selling expenses were $3.7 million in 2010 as compared to $2.5 million in 2009.  The increase of 49.0%, was primarily attributable to the increase in the rates and the amounts of sales commission a result of increase in net sales.

General and Administrative Expenses

General and administrative expenses were $1.6 million in 2010 as compared to $1.4 million in 2009. The increase of 15.3% was primarily attributable to higher salaries and bonuses.

Income from Operations

As a result of the foregoing, income from operations increased by 29.0% to $29.2 million in 2010 from $22.7 million in 2009.

Total Other Income (expense)

Total other income was $0.2 million in 2010 and total other income was $50,574 in 2009.  This changes was mainly due to the increase in the non-operating income as a result of our receipt of rental income of $156,457 derived from leasing our old office premise to a third party.

Provision for Income Taxes

Provision for income taxes increased by 28.7% to $7.5 million for 2010 from $5.8 million for 2009, mainly due to the increase in net sales.  Our effective tax rate remained relatively steady at 25.4% in 2010 and 25.6% in 2009.

Net Income

As a result of the foregoing, our net income increased by 30.0% to $22.0 million in 2010 from $16.9 million in 2009.

Dividend on Series A Preferred Stock

Pursuant to the Purchase Agreement, holders of Series A preferred stock are entitled to receive cash dividends, which accrue at the rate of 5% per annum for the 12 month period following the issue date, December 3, 2009.  We paid $807,534 and $57,284 in dividends to holders of Series A preferred stocks in 2010 and 2009, respectively.

Net Income Available to Common Stockholders

As a result of the foregoing, our net income available to common stockholders increased by 28.4% to $21.2 million in 2010 from $16.5 million in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales

The following table sets forth a breakdown of our net sales by product categories for the periods indicated.

	For the year ended December 31,
	2008		2009		% Change in Net Sales
	$	% of Net Sales	$	% of Net Sales

Pharmaceutical distribution
TCM pharmaceuticals	10,362,843	16.0	21,478,538	24.9	107.3
TCM processed herbs	6,654,442	10.3	10,815,602	12.6	62.5
Western pharmaceuticals	23,704,135	36.6	34,143,441	39.6	44.0

Medical supplies	2,266,970	3.5	3,493,276	4.1	54.1

Subtotal	42,988,390	66.3	69,930,857	81.2	62.7
TCM raw herb plantation management
TCM raw herbs	8,408,824	13.0	16,189,214	18.8	92.5
Discontinued products	13,375,608	20.7	–	–	–

Total	64,772,822	100.0	86,120,071	100.0	32.9

Net sales (excluding discontinued products) increased by 67.6% to $86.1 million in 2009 from $51.4 million in 2008.  This increase was primarily attributable to higher revenue from the distribution sales of pharmaceutical products and TCM raw herb plantation management.

Net sales from distribution of pharmaceutical products (excluding discontinued products) increased by 62.7% to $69.9 million from $43.0 million in 2008, primarily due to an increase in our net sales of TCM pharmaceuticals and Western pharmaceuticals.  This increase was in turn mainly driven by the increase in the product range of TCM pharmaceuticals offered (approximately 1,600 in 2009 vs approximately 1,000 in 2008), our increased market penetration and an increase in the number of our customers to approximately 4,200 customers in 2009 from approximately 1,700 customers in 2008.  In addition, we also intensified our sales and marketing efforts on TCM processed herbs.  As part of our strategy to refine our product offerings, we sold a higher volume of these herbs which have higher profit margins.

Net sales from our TCM raw herb plantation management increased by 92.5% to US$16.2 million in 2009 from $8.4 million in 2008.  This was primarily due to an increase in the sales volume to 78.4 million kg in 2009 from 59.4 million kg in 2008 as a result of a larger harvest of certain raw herbs and an increase in the demand of TCM raw herbs as a result of the PRC Healthcare Reform which encouraged the use of TCM raw herbs.

In April 2008, we discontinued the distribution of some TCM products which we purchased from a related party. The discontinued products contributed $13.4 million to our total net sales in 2008.

Cost of Sales

Cost of sales increased by 33.0% to $59.6 million in 2009 from $44.8 million in 2008.  This was primarily a result of the increase in the net sales during the same period.

Gross Profit and Gross Profit Margin

The following table sets forth the breakdown of our gross profits and gross profit margins by product categories for the periods indicated.

	For the year ended December 31,
	2008		2009		% Change in Gross Profit
	$	Gross Profit Margin %	$	Gross Profit Margin %
Pharmaceutical distribution
TCM pharmaceuticals	2,259,324	21.8	4,661,053	21.7	106.3
TCM processed herbs	2,926,258	44.0	4,767,294	44.1	62.9
Western pharmaceuticals	5,251,608	22.2	7,516,614	22.0	43.1

Medical supplies	438,065	19.3.	787,736	22.6	79.8

Subtotal	10,875,255	25.3	17,732,697	25.4	63.1

TCM raw herb plantation management TCM raw herbs	4,293,737	51.1	8,834,780	54.6	105.8
Discontinued products	4,824,487	36.1	–	–	–

Total	19,993,479	30.9	26,567,477	30.8	32.9

Overall gross profit (excluding discontinued products) in 2009 was $26.6 million, which represents an increase of 75.1%, from $15.2 million in 2008.  This increase in gross profit was primarily attributable to an increase in net sales across all product categories.  Overall gross profit margin (excluding discontinued products) increased to 30.8% in 2009 from 29.5% in 2008.  This increase was primarily attributable to an increase in the percentage of net sales of TCM process herbs and TCM raw herbs.  We continued to refine our product offerings by expanding these product categories as part of our strategy to increase our profit margins.

Gross profit for the distribution of pharmaceutical products increased by 63.1% to $17.7 million in 2009 from $10.9 million in 2008, primarily due to higher sales volume. The gross profit margin of the distribution of pharmaceutical products was 25.4% and 25.3% in 2009 and 2008, respectively.

Gross profit for TCM raw herb plantation management increased by 105.8% to $8.8 million in 2009 from US$4.3 million in 2008, primarily due to higher sales volume. The gross profit margin of the TCM raw herbs increased to 54.6% in 2009 from 51.1% in 2008.  This increase in the gross profit margin was in turn due the change in product mix.

The discontinued products contributed $4.8 million to our total gross profit in 2008.  The total profit margin remained steady at 30.9% in 2009 and 30.8% in 2008 because the impact of the discontinued products on the profit margin was offset by the TCM processed herbs and TCM raw herbs.

Selling Expenses

Selling expenses were $2.5 million in 2009 as compared to $1.9 million in 2008.  The increase of 32.1%, was primarily attributable to the increase in the rates and the amounts of sales commission a result of increase in net sales.

General and Administrative Expenses

General and administrative expenses were $1.4 million in 2009 as compared to $1.1 million in 2008. The increase of 30.1% was primarily attributable to the transaction costs associated with the reverse takeover.

Income from Operations

As a result of the foregoing, income from operations increased by 33.1% to $22.7 million in 2009 from $17.0 million in 2008.

Total Other Income (Expense)

Total other income expense was $50,574 in 2009 and total other income was $108,965 in 2008.  The change was mainly due to a decrease in interest income of $293,253 in 2009.   The decrease in interest income was offset by a decrease in interest expense in 2009.  Our interest expense was nil in 2009 as compared to $240,861 in 2008.

Provision for Income Taxes

Provision for income taxes increased by 34.3% to $5.8 million for 2009 from $4.3 million for 2008, mainly due to the increase in net sales.  Our effective tax rate remained relatively steady at 25.6% in 2009 and 25.3% in 2008.

Net Income

As a result of the foregoing, our net income increased by 32.0% to $16.9 million in 2009 from $12.8 million in 2008.

Deemed Dividend on Series A Preferred Stock

In 2009 we recorded a deemed dividend of $356,624 to our Series A preferred stockholders in relation to the beneficial conversion feature of the Series A preferred stock, primarily due to the difference the conversion price and the fair value of the common stock into which the Series A preferred stock is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).  See “—Critical Accounting Policies—Series A preferred stock” and “—Discussion of Certain Line Items—Deemed Dividend from Beneficial Conversion Features of Series A preferred stock” for more details.

Dividend on Series A Preferred Stock

Holders of our Series A preferred stocks are entitled to receive cash dividends, which accrue at the rate of 5% per annum for the 12- month period following the issue date, December 3, 2009.  As a result, we paid $57,534 in dividends to our Series A preferred stockholders in 2009.

Dividend Paid

In 2008, we paid dividends of $47.6 million to Full King, a holder of our common stock, prior to the effect of Share Exchange which consummated in February 2009.  No dividend was paid to our other common stockholders in 2009.

Net Income Available to Common Stockholders

As a result of the foregoing, our net income available to common stockholders increased by 28.8% to $16.5 million in 2009 from $12.8 million in 2008.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	For the year ended December 31,
	2008	2009	2010
Net cash provided by/(used) in operating activities	$13,246,440	$17,524,845	$(1,110,037)
Net cash provided by/(used) in investing activities	$(202,132)	$(1,473,815)	$(8,708,152)
Net cash provided by/(used) in financing activities	$(49,030,327)	$13,134,315	$(1,185,692)
Effect of exchange rate changes on cash and cash equivalents	1,753,478	(124,812)	1,423,995
Net change in cash and cash equivalents	(34,232,541)	29,060,533	(9,579,886)
Cash and cash equivalents, beginning balance	$39,535,132	$5,302,591	$34,363,124
Cash and cash equivalents, ending balance	$5,302,591	$34,363,124	$24,783,238

In 2008 and 2010, we financed our operations and capital investments mainly through our cash flows from operations.  In 2009 we financed our operations and capital investments through both our cash flows from operations and proceeds from the issuance of the Series A preferred stock.  We raised a total of $15.0 million from the issuance of our Series A preferred stock in

2009.   As of December 31, 2010, we had $24.7 million in cash and cash equivalents, respectively.  Our cash and cash equivalents include cash in hand and cash in time deposits and certificates of deposit with original maturities within three months.

We may need additional cash resources in the future if we find and wish to pursue other opportunities for investment, acquisition, strategic cooperation and similar actions.

Operating Activities

Net cash used by operating activities was $1.1 million for the year ended December 31, 2010, which was derived from a net income of $22.0 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in the balances of operating assets and liabilities.  The adjustments relating to changes in the balances of operating assets and liabilities, a net of $23.1 million, primarily comprised of a $18.8 million increase in accounts receivable are primarily due to (i) the increase in the amount of net sales in the last quarter of the year and the increase in the number of customers and (ii) longer sales credit terms granted to hospital customers in line with market practice, a $5.0 million increase in trade deposits primarily due to the increased deposits associated with exclusive pharmaceutical  procurement, a $0.8 million increase in prepaid expenses and other receivables due to the payments that we made in connection with our supply procurement, and a $0.8 million increase in income taxes payable due to increase in net sales.

Net cash provided by operating activities was $17.5 million for the year ended December 31, 2009, which was derived from a net income of $16.9 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in the balances of operating assets and liabilities.  The adjustments relating to changes in the balances of operating assets and liabilities, a net of $0.6 million, primarily comprised of a $10.6 million increase in accounts receivable primarily due to an increase in the amount of net sales in the last quarter of the year and the increase in the number of customers, a $8.6 million increase in accounts payable due to increased supply procurement associated with increased sales, and a $1.1 million increase in income taxes payable due to the increase in net sales.

Net cash provided by operating activities was $13.3 million for the year ended December 31, 2008, which was derived from a net income of $12.8 million adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in the balances of operating assets and liabilities.  The adjustments relating to changes in the balances of operating assets and liabilities, a net of $0.4 million, primarily comprised of a $0.9 million decrease in accounts receivable primarily due to payment received from our customers, a $2.0 million decrease in inventory primarily due to decreased inventories in relation to our discontinued products, a $1.3 million decrease in income tax payables due to a decrease in the amount of net sales, and a $0.7 million decrease in the amount due to related parties due to a repayment to a related party.

Investing Activities

Net cash used by investing activities was $8.7 million, $1.5 million and $202,132 for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase of $7.2 million between 2009 and 2010, or 490.9%, was primarily attributable to $2.7 million lease prepayments in connection with our TCM raw herb supplies, $3.0 million paid in connection with the acquisition of land use rights for our new warehouse facilities and $2.9 million construction deposits in connection with our new warehouse facilities.   The increase of $1.3 million between 2008 and 2009, or 629.1%, was primarily attributable to lease prepayments in connection with our TCM raw herb supplies.

Financing Activities

Net cash used in financing activities was $1.2 million for the year ended December 31, 2010 as compared to net cash provided by financing activities was $13.2 million for the year ended December 31, 2009.  The change from 2009 to 2010 was attributable to (i) the issuance costs of Series A preferred stock of $0.4 million and (ii) dividends of $0.8 million paid to holder of our preferred stock holders.  In 2009, we received net proceeds of $13.2 million from the issuance of Series A preferred stock on December 3, 2009.  Net cash used by financing activities was $49.0 million for the year ended December 31, 2008.  In 2008, $ 47.6 million of dividends were paid to holder of our common stocks, Full King and $1.7 millions of bank repayments were made.

Capital Expenditures

In 2010, 2009 and 2008 our capital expenditures totaled $6.0 million, $0.1 million and $202,132, respectively. Our capital expenditures in 2010 were primarily attributable to the payment in connection with the acquisition of land use rights, deposits made in connection with the construction of our new warehouse facilities and the purchase of property and equipment.  Our capital expenditure in 2009 and 2008 were primarily attributable to the purchase of property and equipment.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our future minimum operating lease obligations and capital commitment as set forth in the following tables as of December 31, 2010:

	Contractual Obligations ($ million)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Operating lease commitments	$0.1	$0.3	$0.3	$6.6	$7.3

Capital commitments	$-	$6.8	$-	$-	$6.8

Total	$0.1	$7.1	$0.3	$6.6	$14.4

As of December 31, 2010, we had no bank loans or other borrowings.

Operating lease commitments represent the leases we entered into for our headquarters and warehouse facilities and land under operating lease through January 2059. For the year ended December 31, 2010, 2009 and 2008, rent expense was approximately $0.6 million, $0.4 million, and $0.3 million, respectively.

On January 21, 2010, we have entered into an agreement for building construction.  The building will be used for processing TCM and modern logistics warehouse.  According to the agreement, total construction budget was RMB65 million (approximately $9.8 million) and the construction in progress was expected to be completed within 16 months after beginning of construction. Additionally, based on the agreement, we should pay 30% of total amount, (approximately $2.9 million) as advance payment after signing the agreement. The remaining amount, RMB45.5 million (approximately $6.9 million) should be paid within one month after the construction is completed.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Inflation

Inflation in China has not materially impacted our results of operations. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China.

Critical Accounting Policies

We prepared our consolidated financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (i) the reported amounts of our assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the end of each reporting period and (iii) the reported amounts of net sales and expenses during each reporting period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

When reading our financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of such policies, (iii) the sensitivity of reported results to changes in conditions and assumptions.  We believe that the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Series A preferred stock

On October 28, 2009, we entered into the Purchase Agreement with the Investors. Pursuant to the Purchase Agreement and the conditions set forth therein, we authorized and issued to the Investors $15.0 million of our convertible, redeemable Series A preferred stock at a price of $0.9465 per share of Series A preferred stock.  The Series A preferred stocks are convertible into our common stocks (par value $0.001 per share) and they constitute 18.16% of our outstanding common stocks, determined on a fully-diluted basis.

We determined the beneficial conversion features based on the fair value of ordinary shares on the issuance date.  Our management arrived at the estimated fair value of ordinary shares $0.9690 per share by using the discounted cash flow method with the following assumptions:

•

A discount rate of 20% as calculated under the weight average cost of capital method.  The discount rate was calculated using the capital asset pricing model with the following assumptions:

Risk Free Rate:	3.64%	Market yield to maturity on 10 yr PRC Bond
Cost of Debt	5.94%	Pre-tax expected lending rate (tax rate 25%)
CAPM (Beta) Adjustment: .769	15.30%	Weighted average cost of capital
Specific Company Risk Adjustment:	4.80%	Per specific company risk adjustment computation (rounded)
Total Discount Rate	20%

•

Our management estimated the future results of the benefit streams to the owners of our company based on our four year forecast.

•

To reflect that our company was a private company at the time of the valuation, a discount of 20% for lack of marketability was applied to our enterprise value.

Significant judgment is involved in determining the four year forecast and the discount rates, which reflect the risks of our business and other variables. The discounted cash flow method resulted in an estimated enterprise value of approximately $112.6 million, discounted by the 20% discount for lack of marketability resulted in an adjusted value of approximately $84.5 million.  Our management arrived at approximately $0.969 per share by dividing the adjusted value of $84.5 million by 15,847,099 common stocks (assuming the conversion of the Series A preferred stock).

We recognized a beneficial conversion feature discount on Series A preferred stock at its intrinsic value which was the fair value of the common stock at the commitment date at Series A Preferred Stock investment, less the effective conversion price but limited to $13,191,849 of proceeds received from the sale.  We recognized $356,624 beneficial conversion feature as an increase in paid in capital in the consolidated balance sheet on the date of issuance of Series A preferred stock since these shares were convertible at the issuance date.

Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate the carrying value may not be recoverable, and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, we recognize a loss based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Income Tax

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred taxes to the amount expected to be realized.

We recognize the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax benefits from uncertain tax positions recognized are reflected at the amounts most likely to be sustained on examination.

Recent Change in Our Principal Independent Accountant

On August 6, 2010, we advised the firm of Acquavella, Chiarelli, Shuster, Berkower, & Co, LLP (“Acquavella”), that it had been dismissed as the principal independent accountant to audit our financial statements for the fiscal year ending December 31, 2010.  The decision to dismiss Acquavella was recommended and approved by our Board of Directors.

Acquavella was appointed on July 1, 2009, as the principal independent accountant to audit our financial statements for the fiscal year ending December 31, 2009.  The report of Acquavella for the fiscal year ended December 31, 2009 did not contain any adverse opinion or disclaimer of opinion and such report was not qualified or modified as to any uncertainty, audit scope or accounting principle.  During the fiscal year ended December 31, 2009, and the subsequent interim period up to and including the date of our dismissal of Acquavella, there have been no disagreements with Acquavella on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Acquavella would have caused them to make reference thereto in their report on the financial statements for such periods.

On August 6, 2010, we engaged the firm of BDO Limited, as the principal accountant to audit our financial statements for the fiscal year ending December 31, 2010.   We changed our accountants solely in order to obtain BDO Limited’s greater experience in auditing the financial statements of global public companies. We desire to have only one accountant included in our prospective filings, so we have engaged BDO to audit the financial statements for the years ended December 31, 2007, 2008 and 2009.  BDO has been engaged to begin work on the prior years’ financial statements prior to our determination to change auditors.

Except as described above, during the fiscal years ended December 31, 2009 and  2008, and the subsequent interim period prior to the engagement of BDO Limited, neither we nor anyone on our behalf consulted with BDO Limited regarding the application of accounting principles to a specified transaction whether completed or uncompleted, the type of audit opinion that might be rendered on our financial statements or as to any matter that was either the subject of a disagreement with the previous independent auditor or was a reportable event.  The decision to engage BDO Limited was recommended and approved by our Board of Directors.  .

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. We will adopt the new standard as required in January 2011 and do not expect the adoption to have a material impact on the financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  We do not expect the adoption to have a material impact on the financial statements..

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

Financial instruments that potentially subject our company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. Our company places our cash in what we believe to be credit-worthy financial institutions. Our company has a diversified customer base, most of whom are in China. Our company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Our company routinely assesses the financial strength of our customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that our accounts receivable credit risk exposure beyond such allowance is limited.

Interest Rate Risk

Currently, our exposure to interest rate risk primarily relates to the interest income. We have not historically used and do not expect to use in the future any derivative financial instruments to manage our interest risk exposure. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Foreign Currency Risk

Although the conversion of RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar (or any other currency) may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under the currency policy in effect in China today, the RMB is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this currency policy, and if such liberalization occurs, the value of the RMB could appreciate or depreciate against the U.S. dollar.

While our reporting currency is the U.S. dollar, to date all of our net sales and expenses and all of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk because our net sales and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB net sales and assets as expressed in our U.S. dollar financial statements will decline. The fluctuations in the exchange rate would affect our financial results translated in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

For reporting purposes, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are reflected in the income statement.

We have not used any forward contracts, currency borrowings, or other means to hedge our foreign currency exposure, but we monitor our exposure and will consider hedging significant currency exposure should the need arise.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SINOCOM PHARMACEUTICAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sinocom Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Sinocom Pharmaceutical, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sinocom Pharmaceutical, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited

BDO Limited

Hong Kong

April 15, 2011

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009

Current Assets
Cash and cash equivalents	$24,783,238	$34,363,124
Accounts receivable	41,322,702	22,488,263
Inventory	2,032,008	2,120,516
Trade deposits	4,998,251	-
Prepaid expenses and other receivables	998,321	180,933
Total Current Assets	74,134,520	59,152,836

Land use right	2,925,589	-
Prepaid leases	3,557,069	1,366,234
Deposit for construction	2,856,775	-
Property and equipment, net	704,888	613,891
Total Assets	$84,178,841	$61,132,961

Liability and Stockholders' Equity
Current Liabilities
Accounts payable	$14,089,178	$14,537,732
Due to a related party	74,992	-
Accrued expenses and other payables	2,091,758	1,715,759
Income tax payable	3,032,920	2,220,501
Total Current Liabilities	19,28 8,848	18,473,992

Commitments and contingencies (Note 11)

Stockholders' Equity
Common stock, par value $0.001; 150,000,000 shares authorized;	71,417	71,417
71,416,660 shares issued and outstanding
Preferred stock, par value $0.001; 20,000,000 shares authorized;	15,847	15,847
15,847,099 shares issued and outstanding
Additional paid in capital	15,112,290	15,490,448
Statutory reserves	5,677,041	5,677,041
Other comprehensive income	6,329,825	4,905,832
Retained earnings	37,683,573	16,498,384
Total Stockholders' Equity	64,889,993	42,658,969
Total Liabilities and Stockholders' Equity	$84,178,841	$61,132,961

The accompanying notes are an integral part of these consolidated financial statements.

	SINOCOM PHARMACEUTICAL, INC.
	CONSOLIDATED STATEMENTS OF INCOME

	December 31,
	2010	2009	2008
Sales, net	$108,654,024	$86,120,071	$64,772,822

Cost of sales	74,082,422	59,552,594	44,779,343
Gross profit	34,571,602	26,567,477	19,993,479

Selling expenses	3,695,936	2,480,854	1,877,771
General and administrative expenses	1,632,781	1,415,015	1,087,852
	29,242,885	22,671,608	17,027,856

Other income (expense)	156,457	(6,710)	(855)
Interest expense	-	-	(240,861)
Interest income	71,965	57,284	350,681
Income before income taxes	29,471,307	22,722,182	17,136,821

Provision for income taxes	7,478,584	5,809,640	4,327,610
Net income	21,992,723	16,912,542	12,809,211

Deemed dividend from beneficial conversion feature of series A preferred stock	-	(356,624)	-
Dividend on series A preferred stock	(807,534)	(57,534)	-
Net income (loss) available to common shareholders	$21,185,189	$16,498,384	$12,809,211

Net income per common share
Basic	$0.30	$0.23	$0.19
Diluted	$0.25	$0.23	$0.19

Weighted average common shares outstanding
Basic	71,416,660	70,817,934	67,131,660
Diluted	87,263,759	70,817,934	67,131,660

Cash dividend	$-	$-	$0.71

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$21,992,723	$16,912,542	$12,809,211
Adjustments to reconcile net income to net cash
Provided/(used) by operating activities:
Depreciation and amortization	640,240	173,584	119,065
Loss on disposal of property and equipment	3,714	301	-

(Increase)/decrease in current assets:
Accounts receivable	(18,834,439)	(10,555,381)	863,320
Inventories	88,508	678,669	2,022,449
Trade deposits	(4,998,251)	-	-
Prepaid expense and other receivables	(817,388)	(100,657)	(1,832)
Increase/(decrease) in current liabilities:
Accounts payable	(448,554)	8,553,730	(655,263)
Accrued expenses and other payables	375,999	911,929	99,639
Due to a related party	74,992	(163,225)	(727,796)
Income taxes payable	812,419	1,113,353	(1,282,353)
Total Adjustments	(23,102,760)	612,303	437,229
Net cash provided/(used) by operating activities	(1,110,037)	17,524,845	13,246,440

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(176,380)	(10,128)	(202,132)
Payment to acquire land use right	(2,985,905)	-	-
Prepaid leases	(2,689,092)	(1,463,687)	-
Deposit paid for construction	(2,856,775)	-	-
Net cash used by investing activities	(8,708,152)	(1,473,815)	(202,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payables	-	-	(1,706,161)
Proceeds from issuance of preferred stock, net	(378,158)	13,191,849	-
Capital contributions	-	-	322,878
Dividend paid	-	-	(47,647,044)
Preferred stock dividend paid	(807,534)	(57,534)	-
Net cash provided/(used) by financing activities	(1,185,692)	13,134,315	(49,030,327)

Effect of exchange rate changes on cash and cash equivalents	1,423,995	(124,812)	1,753,478
Net change in cash and cash equivalents	(9,579,886)	29,060,533	(34,232,541)
Cash and cash equivalents, beginning balance	34,363,124	5,302,591	39,535,132
Cash and cash equivalents, ending balance	$24,783,238	$34,363,124	$5,302,591

Cash paid during the period for:
Income tax	6,666,165	4,829,484	5,609,566
Interest	$-	$-	$240,861

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid in Capital	Other Comprehensive Income	Statutory Reserves	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance January 1, 2008	67,131,660	$67,132	-	$-	$14,431,058	$3,076,225	$5,677,041	$22,046,004	$45,297,460
Net Income	-	-	-	-	-	-	-	12,809,211	12,809,211
Foreign currency translation adjustments	-	-	-	-	-	1,810,043	-	-	1,810,043
Total comprehensive income									14,619,254
Capital contributions	-	-	-	-	322,878	-	-	-	322,878
Dividends paid	-	-	-	-	(12,791,829)	-	-	(34,855,215)	(47,647,044)
Balance December 31, 2008	67,131,660	$67,132	-	$-	$1,962,107	$4,886,268	$5,677,041	$-	$12,592,548
Net Income	-	$-	-	$-	$-	$-	$-	$16,912,542	$16,912,542
Foreign currency translation adjustments	-	-	-	-	-	19,564	-	-	19,564
Total comprehensive income									16,932,106
Shares issued for reverse acquisition	4,285,000	4,285	-	-	(4,285)	-	-	-	-
Issuance of preferred stock, net	-	-	15,847,099	15,847	13,176,002	-	-	-	13,191,849
Deemed dividend on preferred stock	-	-	-	-	356,624		-	(356,624)	-
Preferred stock dividend	-	-	-	-	-	-	-	(57,534)	(57,534)
Balance December 31, 2009	71,416,660	$71,417	15,847,099	$15,847	$15,490,448	$4,905,832	$5,677,041	$16,498,384	$42,658,969
Net income	-	$-	-	$-	$-	$-	$-	$21,992,723	$21,992,723
Foreign currency translation adjustments	-	-	-	-	-	1,423,993	-	-	1,423,993
Total comprehensive income									23,416,716
Issuance of preferred stock, net	-	-	-	-	(378,158)	-	-	-	(378,158)
Preferred stock dividend	-	-	-	-	-	-	-	(807,534)	(807,534)
Balance December 31, 2010	71,416,660	$71,417	15,847,099	$15,847	$15,112,290	$6,329,825	$5,677,041	$37,683,573	$64,889,993

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Note 1 - ORGANIZATION

Sinocom Pharmaceutical, Inc. (“Sinocom” or “Company”) was formed on September 13, 2007 in the State of Nevada. The Company was originally incorporated as Tiger Acquisitions, Inc. and changed its name to Sinocom on February 26, 2009.  Through a share exchange, Rolling Rhine Holdings, Ltd (“Rolling Rhine”) and its wholly-owned subsidiaries, China Zhongxi Yao Group Ltd (“China Zhongxi Yao”) and Anqing Zhongxi Yao Ltd (“Anqing Zhongxi Yao”), became wholly-owned subsidiaries of the Company. Rolling Rhine was incorporated in December 2007, under the laws of the British Virgin Islands as a holding company for the purpose of owning 100% of China Zhongxi Yao.  China Zhongxi Yao was incorporated in July 2008 under the laws of  Hong Kong for the purpose of owning 100% of the equity interest of Anqing Zhongxi Yao. Anqing Zhongxi Yao was incorporated in December 1997 under the laws of the People’s Republic of China (“PRC”). Anqing Zhongxi Yao was acquired by Full King International Group Limited (“Full King”) in December 2005.  In October 2008, Full King transferred its entire equity interest in Anqing Zhongxi Yao to China Zhongxi Yao, which was under the same common control.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been presented in United States Dollars (“USD”).

In December 2005, Anqing Zhongxi Yao was acquired by Full King. The acquisition was accounted for using the purchase method of accounting.

In October 2008, Full King transferred its entire equity interest in Anqing Zhongxi Yao to China Zhongxi China Zhongxi Yao.  The transfer was accounted for as a transaction between entities under common control. Therefore, the historical financial statements of Anqing Zhongxi Yao were carried forward.

On January 20, 2009, the Company entered into an Exchange Agreement with Rolling Rhine and its shareholders (“Share Exchange”).  Upon the closing of the Share Exchange on February 20, 2009, the shareholders of Rolling Rhine delivered 300,000 shares of common stock of Rolling Rhine, representing all of its issued and outstanding common stock to the Company in exchange for 67,131,660 shares of common stock of the Company.

The Share Exchange was accounted for as a reverse merger and recapitalization since the stockholders of Rolling Rhine own a majority of the outstanding shares of the Company’s common stock immediately following the Share Exchange.  The Share Exchange was considered to be a capital transaction in substance, rather than a business combination. Thus the Share Exchange was equivalent to the issuance of stock by Rolling Rhine for the net monetary assets of the Company, accompanied by a recapitalization, and was accounted for as a change in capital structure. Accordingly, the accounting for the Share Exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse acquisition accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, the Company, are those of the legal acquiree, Rolling Rhine, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of Rolling Rhine. Share and per share amounts stated have been retroactively adjusted to reflect the merger. The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating company prior to the recapitalization.

Foreign Currency Translation

The Company’s functional currency is USD and its main operating subsidiary’s functional currency is Chinese Yuan (“CNY”). For financial reporting purposes, the consolidated financial statements of the Company have been translated into USD. All assets and liabilities are translated at the exchange rates at the balance sheet dates, stockholders’ equity were translated at the historical rates and statements of income and cash flow items were translated at the weighted average exchange rate for the year. Any translation adjustments are included in other comprehensive income, as a component of stockholders’ equity.

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

Reclassification

Certain amounts as previously reported have been reclassified to conform to current year classifications.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. At December 31, 2010, there were no contingencies which required a loss provision.

Cash and Cash Equivalents

Cash and cash equivalents comprise primarily of cash held in major banks in the PRC with less than three months of maturity.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.  There were no allowances for doubtful accounts as of December 31, 2010 and 2009.

Inventories

Inventories are stated at the lower of cost, which is determined on a weighted average basis, or market.

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

Prepaid Leases

The Company leased several lots of land from the government and village committee which call for advance payment.  The prepaid leases are amortized over the lease period on a straight line basis.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts receivable, trade deposits, accounts payable, accrued expenses and other payable, and certain other liabilities, approximate their fair values due to their relatively short maturities.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

Segment Reporting

The Company operates in one segment, which consists of distribution of pharmaceuticals, processed herbs,  medical supplies and raw herbs.  The Company sells their products solely in the PRC, and all of its long-lived assets are physically located in the PRC.

The following table sets forth a breakdown of our net sales by product categories for the periods.

	For the year ended December 31,
	2010	2009	2008
	$	$	$

TCM pharmaceuticals	25,198,196	21,478,538	10,362,843
TCM processed herbs	15,256,618	10,815,602	6,654,442
Western pharmaceuticals	42,297,237	34,143,441	23,704,135
Medical supplies	3,909,059	3,493,276	2,266,970
TCM raw herbs	21,992,914	16,189,214	8,408,824
Discontinued products	-	-	13,375,608
Total	108,654,024	86,120,071	64,772,822

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred taxes to the amount expected to be realized.

We recognize the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax benefits from uncertain tax positions recognized are reflected at the amounts most likely to be sustained on examination.

Earnings per share

Basic earnings per share is computed by dividing the net income by the weighted average number of outstanding common stock during the period.  The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable.  The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

Statement of Cash Flows

 In accordance with ASC 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. We will adopt the new standard as required in January 2011 and do not expect the adoption to have a material impact on the financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  We do not expect the adoption to have a material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – EARNINGS PER SHARE

	For the Year Ended December 31,
	2010	2009	2008
Earnings per share – Basic
Income for the year	$21,185,189	$16,498,384	$12,809,211
Weighted average common shares	71,416,660	70,817,934	67,131,660

Basic earnings per share	0.30	0.23	0.19

Earnings per share – Diluted
Income for the year	$21,185,189	$16,498,384	$12,809,211
Deemed dividend from beneficial conversion feature of Series A preferred stock	-	356,624	-
Dividend on series A preferred stock	807,534	57,534	-
	21,992,723	16,912,542	12,809,211

Weighted average common shares	71,416,660	70,817,934	67,131,660
Diluted effect from Series A preferred stock	15,847,099	-	-
Weighted average common shares and potential common shares	87,263,759	70,817,934	67,131,660

Diluted earnings per share	0.25	0.23	0.19

The effects of Series A Preferred Stock have been excluded from the computation of diluted earnings per share for the year ended December 31, 2009 as their effects would have been anti-dilutive.  The number of shares excluded from the computation of diluted earnings per share was 1,215,668 for the year ended December 31, 2009.

Note 4 - INVENTORY

The inventories consisted of the following:

	December 31,
	2010	2009

Finished goods	$2,032,008	$2,120,516

Note 5 – TRADE DEPOSITS

Trade deposits represent amounts held by pharmacy agencies for distribution rights.  The deposits are refundable upon expiry of the distribution agreements unless the Company violates the restriction to sell outside the designated area.

Note 6 – LAND USE RIGHT

The land use right consisted of the following:

	December 31,
	2010	2009

Cost	$2,985,905	$-
Accumulated amortization	(60,316)	-
	2,925,589	-

In January 2010, Anqing Zhongxi Yao acquired a land use right in the PRC for a piece of land for a period of 50 years commencing on January 1, 2010.  Amortization expense was $60,316, nil and nil for the year ended December 31, 2010, 2009 and 2008, respectively.

Note 7 – DEPOSIT FOR CONSTRUCTION

The Company entered into an agreement with a developer and paid a deposit for the construction of a distribution center.

Note 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009
Buildings	$809,494	$809,494
Transportation equipment	245,092	199,602
Furniture and equipment	145,094	88,478
Total	1,199,680	1,097,574
Accumulated depreciation	(494,792)	(483,683)
	$704,888	$613,891

Depreciation expense was $81,667, $76,131 and $95,287 for the year ended December 31, 2010, 2009 and 2008, respectively.

Note 9 – DUE TO A RELATED PARTY

The amount as of December 31, 2010 was due to the Company’s CEO, and was unsecured, interest-free and repayable on demand.

Note 10 - INCOME TAXES

The Company, which is incorporated in the United States, is subject to U.S. tax law. Other than legal and professional expenses for the daily operations, the Company has no other activities which are taxable in the U.S.

The Company's subsidiary in Hong Kong is subject to the Hong Kong Profits Tax.  No provision for Hong Kong profits tax has been made as there was no taxable income.

The Company conducts substantially all of its business and earns substantially all of its net income through its operating subsidiary in the PRC, which has an applicable tax rate of 25%.

The following is a reconciliation of income tax expense for the year ended December 31, 2010, 2009 and 2008:

2010	U.S.	International	Total
Current	$-	$7,478,584	$7,478,584
Deferred	-	-	-
Total	$-	$7,478,584	$7,478,584

2009	U.S.	International	Total
Current	$-	$5,809,640	$5,809,640
Deferred	-	-	-
Total	$-	$5,809,640	$5,809,640

2008	U.S.	International	Total
Current	$-	$4,327,610	$4,327,610
Deferred	-	-	-
Total	$-	$4,327,610	$4,327,610

A reconciliation of the statutory income tax rates to the Company’s effective income tax rate is as follows:

	2010	2009	2008
Statutory income tax rate	25.0%	25.0%	25.0%
Expenses not deductible for income tax	0.4	0.6	0.3
Effective income tax rate	25.3%	25.6%	25.3%

The PRC Enterprise Income Tax Law imposes a 5% withholding income tax for dividends distributed by a foreign invested enterprise to a Hong Kong incorporated enterprise, which arise from profits earned after January 1, 2008. Since the Company intends to reinvest its earnings to further expand its businesses in the PRC, the Company’s subsidiary does not intend to declare dividends to their immediate foreign holding companies, or ultimately to the Company, in the foreseeable future. Accordingly, the Company has not provided for deferred tax liabilities in respect of the withholding tax on the retained earnings of its PRC subsidiary as of December 31, 2010 and 2009, which approximated to $1,986,000 and $865,000, respectively.

Note 11 – COMMITMENTS & CONTINGENCIES

The Company leases office and warehouse facilities and land under operating leases expiring through January 2059. For the year ended December 31, 2010, 2009 and 2008, rent expense was $631,755, $442,932 and $316,369 respectively. The future minimum lease payments under non-cancellable lease are as follows:

2011	$136,971
2012	$136,971
2013	$136,971
2014	$136,971
2015	$136,971
Thereafter	$6,563,430

On January 21, 2010, the Company has entered into an agreement for building construction. The building will be used for processing traditional Chinese medicine and modern logistics warehouse. According to the agreement, total construction price was RMB65 million (approximate to $9,845,039) and the construction in progress was expected to be completed within 16 months after beginning of construction. Additionally, based on the agreement, the Company paid RMB19.5 million (approximate to $2,856,775), being 30% of total construction price, as advance payment. The remaining amount, RMB45.5 million (approximate to $6,891,527) should be paid within one month after the construction was completed.

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

Holders of Series A Preferred Stock are entitled to receive cash dividends, which will accrue at the rate of 5.0% per annum for the twelve month period following the issue date and at the rate of 10.0% per annum for each twelve month period thereafter.  The Series A Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, senior to the Company’s common stock.

The fair value of Series A Preferred Stock was estimated to be $0.969, which was determined by using the discounted cash flow method with the following key assumptions: discount rate of 20%, risk-free rate of 3.64%, cost of debt of 5.94%, company specific risk of 4.8% and levered beta of 0.93.

The Company recognized a beneficial conversion feature discount on Series A Preferred Stock at its intrinsic value which was the fair value of the common stock at the commitment date for Series A Preferred Stock investment, less the effective conversion price but limited to the proceeds received from the sale. The Company recognized the $356,624 beneficial conversion feature as an increase in additional paid in capital in the consolidated balance sheet on the date of issuance of the Series A Preferred Stocks since these shares were convertible at the issuance date.

Note 13 – STATUTORY RESERVES

As stipulated by the relevant laws and regulations in the PRC, the Company’s PRC subsidiary is required to maintain non-distributable reserves, which include a statutory surplus reserve and a statutory welfare reserve. Appropriations to the statutory surplus reserve are required to be made at not less than 10% of profit after taxes as reported in the financial statements of the Company’s PRC subsidiary prepared in accordance the relevant accounting principles and financial regulations applicable to companies established in the PRC until the balance reaches 50% of its registered capital. The statutory welfare reserve allocations are determined annually at the discretion of the board of directors of the Company’s PRC subsidiary. Once appropriated, these amounts are not available for future distribution to owners or shareholders. The statutory surplus reserve may be applied against prior year losses, if any, and may be applied to the purchase of capital assets upon the board of directors’ approval. As of December 31, 2010 and 2009, the balance of the statutory surplus reserve and the statutory welfare reserve were $5,677,041 and $5,677,041, respectively. There was no appropriation to the statutory surplus reserve and the statutory welfare reserve for the years ended December 31, 2010, 2009 and 2008.

In accordance with the PRC laws and regulations, our PRC subsidiary is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which approximated to $14,198,000 and $9,003,000 representing the amount of accumulated balance of statutory reserve of our PRC subsidiary attributable to the Company as of December 31, 2010 and 2009, respectively.

Note 14 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 15 – MAJOR CUSTOMERS AND CREDIT RISK

No customer accounted for more than 10% of accounts receivable at December 31, 2010 and 2009.  No customer accounted for more than 10% of sales for the year ended December 31, 2010, 2009 and 2008. No vendor accounted for more than 10% of accounts payable as at December 31, 2010 and 2009. No vendor accounted for more than 10% of purchases for the year ended December 31, 2010, 2009 and 2008.

Note 16 – CASH DIVIDEND

In 2008, the Board of Director of Anqing Zhongxi Yao approved a dividend of US$0.71 (equivalent to RMB336,100,000) or US$47,647,044 (before the effect of Share Exchange consummated on February 20, 2009) per share payable to Full King, a 100% shareholder of Anqing Zhongxi Yao at the date of dividend declaration.

Note 17 – RELATED PARTY TRANSACTIONS

The Company entered into a facility swap agreement with its CEO on August 20, 2008. Under the facility swap agreement, the Company agreed to swap all the benefits and costs associated with its office building with those of a warehouse and an office building owned by the CEO for the period from October 1, 2008 to July 31, 2019. On September 20, 2009, the Company and its CEO terminated the facility swap agreement and entered into a new rental agreement for the use of the warehouse and office building owned by the CEO. Under the new rental agreement, Anqing Zhongxi Yao pays rental to the CEO at RMB905,623 per year.

During 2008, the Company was charged for subcontracting fees of $1,565,000 in respect of certain products produced by a related party in which our chairman has a beneficial interest.  There was no such transaction during 2009 and 2010.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective.

Because the Company is a non-accelerated filer, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of December 31, 2010, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held
Chi Kwong WAN	49	Chairman
XueXiang AI	48	CEO and Director
Tuck Wing PANG	44	CFO and Director
Stanley LEUNG	47	Director

Biographical Information

Chi Kwong Wan

Mr. Wan has been the chairman of our board of directors since 2005.  Mr. Wan has been affiliated with Anqing

Zhongxi since 2003.  From 2003 to 2005 he was a business advisor to our Company, and in 2005, following a change in the law of the PRC to permit foreign ownership of pharmaceutical companies, he acquired all of the equity ownership of Anqing Zhongxi. From 1995 to 2003, he was the general manager of China C&C Holdings Limited and was responsible for the management of chemical material import and export activities in the PRC. From 1993 to 1994, he worked with Hingsky Investment Co., Ltd as a manager and was responsible for the purchase and sales of chemical materials.

Xuexiang Ai

Mr. Ai is our chief executive officer and president and is a member of our board of directors. Mr. Ai has more than 15 years in the pharmaceutical industry. He joined Anqing Zhongxi in 2001 and has served as its president and general manager responsible for overall management and operations. From 2000 to 2001 he was a manager of Anqing Medical Co, Ltd., where he was responsible for marketing and sales.  From 1994 to 2000, he worked with Zhengxing Pharmaceutical Department of Anqing City Biochemistry Pharmaceutical as the manager in respect of marketing and sales activities.  From 1982 to 1993, Mr. Ai worked with Shihua Xiangming Construction Material Co as a product purchaser.

Tuck Wing Pang

Mr. Pang is our chief financial officer and vice president and is a member of our board of directors. Mr. Pang is responsible for corporate governance and corporate communications with external parties and regulatory bodies with regarding to the group’s financial matters.  Prior to joining our company in 2008, Mr. Pang was the key finance personnel for several leading companies in Singapore including RGM Entertainment, Savi Technology Asia, and Asia Food & Properties. From 2002 to 2004, he was President and Chief Financial Officer of WinEdge & Wireless Pte Ltd.  He is Fellow Certified Public Accountant of Singapore. Mr. Pang received a bachelor’s degree from the National University of Singapore and a masters in business administration from the University of Leicester, United Kingdom.

Stanley Leung

Mr. Leung was appointed as a director of our company on December 3, 2009. Mr. Leung is also a Senior Vice President at DBS Private Equity. Mr. Leung was appointed as an non-executive director of Jinhao Motor Co., a company trading on OTCBB under the ticker symbol “GIMC”, on September 3, 2010. Mr. Leung's business experience includes over 23 years of management experience in various roles including auditor and reporting accountant of private and listed companies, regulator in the listing division of the Stock Exchange of Hong Kong, investment banker with Citigroup and with CVC Asia Pacific for leveraged buy-outs in the PRC and South East Asian region. He obtained a Master of Commerce degree from the University of New South Wales in Australia and is a fellow member of the Australian Society of Certified Practicing Accountants.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

?

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

?

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

?

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

?

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

?

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

?

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Party Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of the Board of Directors

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees.

Code of Ethics

Our board of directors intends to adopt a code of conduct, which establishes the standards of ethical conduct applicable to all of our directors, officers and employees. Our code of conduct addresses issues relating to, among other things, conflicts of interest, related party transactions, use of company funds and sensitive payments, corporate opportunities, internal controls over financial reporting, and confidential information. Our code of ethics sets guidelines for these individuals to implement policies and procedures to enhance disclosure and reporting system at our company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2010, all Section

16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

ITEM 11.

EXECUTIVE COMPENSATION.

Overview

Our compensation program is designed to attract and retain talented employees, to motivate them to achieve our financial, operational and strategic goals and to reward them for superior performance.  We believe that attracting and retaining high quality employees and providing them with performance incentives are critical to achieving our goals and building stockholder value.

We do not currently have a compensation committee. However, as the membership of our board of directors increases, we expect to form such a committee which will be charged with the oversight of our executive compensation plans, policies and programs and which will have the authority to determine and approve the compensation of our chief executive officer. It will also function to make recommendations with respect to the compensation of our other executive officers.

The goal of the board of directors in determining compensation is to adequately reward the efforts and achievements of executive officers who manage our company, while the objective of our compensation program as a whole is to incentivize our employees and to retain them to reduce turnover. We currently have no pension plans or deferred compensation arrangements. We have not engaged a compensation consultant in any capacity but believe that our executive compensation package is comparable to similar businesses in the area in which we operate.

Director Compensation

We do not currently compensate our directors for their services as directors. Accordingly, no compensation was awarded to, earned by, or paid to any of our directors for their services rendered as directors for the fiscal year ended December 31, 2010 and 2009. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

Management Compensation

Our chief executive officer, chief financial officer and all other executive officers did not receive remuneration in excess of $100,000 during the fiscal years ended December 31, 2010, and 2009.  The total compensation paid to our chief executive officer for the fiscal years ended December 31, 2010, and 2009 was $185,073, and $43,667, respectively.  The total compensation paid to our chief financial officer for the fiscal years ended December 31, 2010, and 2009 was $108,257, and $29,080, respectively.

Outstanding Equity Awards

There were no options or other outstanding equity awards as of the latest practicable date.

Summary compensation table

The following table sets forth certain information with respect to annual compensation for services in all capacities for the years ended December 31, 2010, 2009 and 2008 paid to our executive officers.

		Annual compensation		Option	All other
Name and principal position	Year	Salary	Bonus	Awards	compensation

Xuexiang AI Chief Executive Officer and President	2010	$121,318	$63,755	—	—
	2009	$8,680	$34,987	—	—
	2008	$8,511	$22,225	—	—
Tuck Wing PANG Chief Financial Officer and Vice President	2010	$108,257	—	—	—
	2009	$4,383	24,835	—	—
	2008	—	—	—	—

There were no options granted to any of the named executive officers during the fiscal year ended December 31, 2010.

Employment and Service Agreements

We entered into employment agreements with our executive officers and a service agreement with our chairman.

Xuexiang Ai

We entered into an employment agreement, effective January 18, 2010, with Mr. Ai, pursuant to which he has agreed to serve as an executive officer of our company.  Mr. Ai’s agreement provides for, among other things: (i) compensation to be determined by our board of directors and (ii) a term of five years.  There were no grants of equity awards made in connection with this employment agreement.

Tuck Wing Pang

We entered into an employment agreement, effective January 18, 2010, with Mr. Pang, pursuant to which he has agreed to serve as an executive officer of our company.  Mr. Pang’s agreement provides for, among other things: (i) compensation to be determined by our board of directors and (ii) a term of five years. There were no grants of equity awards made in connection with this employment agreement.

Chi Kwong Wan

We entered into a service agreement, effective January 18, 2010, with Mr. Wan, pursuant to which he has agreed to serve as an director of our company. Mr. Wan’s agreement provides for, among other things: (i) compensation to be determined by our board of directors and (ii) a term of five years.  There were no grants of equity awards made in connection with this service agreement.

Aside from the foregoing, we have no written employment agreements with our officers and directors. Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to our company by not having extended terms and other terms typical of employment agreements. We have no plans or packages providing for compensation of officers after resignation or retirement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the

Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Mr. Chi Kwong WAN (1) Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	34,237,146	47.94%
Common	XueXiang AI (1) Block 1, Room 502, Zhuang Yuan Fu Street, Ying Jiang District, Anqing City, Anhui Province. PRC.	8,055,799 (2)	11.28%
Common	Tuck Wing PANG (1) 334 Kang Ching Road, #08-250 Singapore 610334	4,027,899 (3)	5.64%
Common	Stanley Leung (1) 6 Shenton Way DBS Building, Tower 1 Singapore 068809	0	0
Common	Eastern Wealthy International Invest Limited (2) Sea Meadow House, Blackburne Highway (P.O. Box 116), Road Town, Tortola, British Virgin Islands	8,055,799	11.28%
Common	Choon Giok LOW Apt Blk 516, Jurong West Street 52 #03-79, Singapore, 640516	4,699,217	6.58%
Common	Wei Seng KONG Room 3, 21/F., Far East Consortium Building,121 Des Voeux Road Central, HK	4,699,217	6.58%

Common	Always Host International Development Limited (3) Sea Meadow House, Blackburne Highway (P.O. Box 116), Road Town, Tortola, British Virgin Islands	4,027,899	5.64%
Common	DBS Nominees (Private) Ltd 6 Shenton Way DBS Building, Tower 1 #30-01 CapMkts-Private Equity Singapore 068809	8,451,786 (4)	10.58%
Common	SEAVI Advent Equity V (A), Ltd c/o #05-04/05 Odeon Towers 331 North Bridge Road Singapore 188720	11,143,249 (5)	14.04%
Common	All Directors and Executive Officers as a Group ( 4 in number)	46,320,844	64.86%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

Includes 8,055,799 shares held in the name of Eastern Wealthy International Invest Limited, a BVI limited company of which Mr. AI may be deemed to be the beneficial owner.

(3)

Includes 4,027,899 shares held in the name of Always Host International Development Limited, a BVI limited company of which Mr. Pang may be deemed to be the beneficial owner

(4)

Includes 8,451,786 shares underlying the conversion of Series A Preferred Stock held by DBS Nominees (Private) Ltd. The percent in class is calculated based on 79,868,446 shares of common stock outstanding, which includes the shares of common stock underlying the conversion of Series A Preferred Stock held by DBS Nominees (Private) Ltd.

(5)

Includes 7,935,313 shares underlying the conversion of Series A Preferred Stock held by SEAVI Advent Equity V (A) Ltd., and 3,207,936 shares of common stock acquired in a private transaction on March 15, 2010.   The percent in class is calculated based on 79,3973 shares of common stock outstanding, which includes the shares of common stock underlying the conversion of Series A Preferred Stock held by SEAVI Advent Equity V (A) Ltd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Share Exchange

On February 20, 2009, we completed a share exchange transaction with Rolling Rhine Holdings, Ltd., or Rolling Rhine, a British Virgin Islands corporation, pursuant to which the shareholders of Rolling Rhine transferred 300,000 shares of Rolling Rhine, representing all of the issued and outstanding share capital in Rolling Rhine, to us in exchange for the issuance of an aggregate of 67,131,660 shares of our common stock.  As a result of the share exchange transaction, Rolling Rhine and its subsidiaries, China Zhongxi Yao Group Limited, or China Zhongxi, and Anqing Zhongxi Yao, Ltd., or Anqing Zhongxi, became our wholly-owned subsidiaries.  As of the closing of the share exchange, the former stockholders of Rolling Rhine owned approximately 94.0% of our issued and outstanding common stock.

In conjunction with the closing of the share exchange on February 20, 2009, Mr. Chi Kwong Wan was appointed as a director of our company, and Jay Lutsky resigned as chief executive officer and chief financial officer of our company.  In addition, Mr. Xuexiang Ai was appointed as our chief executive officer, and Mr. Tuck Wing Pang was appointed as our chief financial officer.

Private Placements

On December 3, 2009, we completed a private placement of our Series A preferred stock in which we received $15 million in gross proceeds.  The private placement was completed pursuant to the Purchase Agreement, dated as of October 28, 2009, by and among our company, Mr. Chi Kwong Wan, Mr. Xuexiang Ai and Eastern Wealthy International Invest Limited, a British Virgin Islands limited company (collectively, the “Key Shareholders”, and together with our company, the “Company Parties”), and the Investors (of which DBS is the “Lead Investor” and SEAVI is the “Co-Investor”).  Under the terms of the Purchase Agreement, we agreed to sell to the Investors an aggregate of 15,847,099 of our newly designated and issued Series A preferred stock.  The purchase price was $0.9465 for each share of Series A preferred stock. In connection with the Registration Rights Agreement, we intend to file a shelf-registration statement with respect to the shares of common stock underlying the conversion of the Series A preferred stock pursuant to rights granted under the Private Placements.

Investors Rights Agreement

In connection with the closing of the transactions contemplated by the Purchase Agreement, the parties to the Purchase Agreement entered into an Investors’ Rights Agreement dated as of December 3, 2009, or the Investors’ Rights Agreement. Pursuant to the Investors’ Rights Agreement, we granted the Investors and the Company Parties a right of first offer with regards to the issuance of certain new securities that we may, from time to time, propose to sell after the date of the Investors’ Rights Agreement.  The Investors’ Rights Agreement contains other covenants and transfer restrictions that are typical for similar rights agreements entered into in connection with similar private placements.

Registration Rights Agreement

We entered into a Registration Rights Agreement, as amended, or the Registration Rights Agreement, with the Investors dated as of December 3, 2009, pursuant to which our company agreed to register the resale of the common stock issuable upon conversion of the Series A preferred stock.  We are required to file a registration statement with the SEC no later than April 30, 2011.  We are obligated to cause the registration statement to be declared effective under the Securities Act as soon as possible, but in any event before July 31, 2011, subject to certain adjustments. We will pay all expenses incurred in connection with filing such registration statement. In connection with the Registration Rights Agreement, we intend to file a shelf-registration statement with respect to the shares of common stock underlying the conversion of the Series A preferred stock pursuant to rights granted under the Private Placements.

Voting Agreement

We also entered into a Voting Agreement, or the Voting Agreement, with the Investors and the Key Shareholders dated as of December 3, 2009, pursuant to which, among other things, (i) DBS was granted the right to designate one member of our board of directors, or the Series A Director, and (ii) SEAVI was granted the right to appoint an observer to the board of directors. The initial Series A Director designated by DBS is Stanley Leung.

Guarantee

In accordance with the terms of a Guarantee, or the Guarantee, dated as of December 3, 2009, certain of our subsidiaries and the Key Shareholders, or collectively, the Guarantors, guarantee the obligations of our company and the Guarantors under the Purchase Agreement and the other transaction documents.

Indemnification Agreement

On December 3, 2009, we entered into an indemnification agreement, or the Indemnification Agreement, with Stanley Leung in connection with his election to our Board, whereby we agreed to indemnify him, to the fullest extent permitted under Nevada law, against all expenses, judgments, costs, fines and amounts paid in settlement actually incurred by the Series A Director in connection with any civil, criminal, administrative or investigative action brought against the Series A Director by reason of his relationship with our company.

As of the date of the execution of the transaction documents relating to the private placements, there were no material relationships between our company or any of our affiliates and the Investors, other than in respect of the Purchase Agreement and the other transaction documents described above. As of the respective dates of the execution of the Purchase Agreement and the other transaction documents, our company and the Key Shareholders are related parties with Mr. Wan serving as the chairman of our board of directors and Mr. Ai serving as a director as well as our company’s chief executive officer. Together, the Key Shareholders hold a majority of our outstanding common stock on a fully diluted basis as of March 16, 2010.

Employment and Service Agreements

We have entered into employment agreements with certain of our executive officers and have entered into a service agreement with our chairman. For more information regarding these agreements, see “Executive Compensation—Employment and Service Agreements.”

Limitations on Director and Officer Liability and Indemnification

Our amended and restated articles of incorporation provide that we will indemnify each of our directors and officers to the fullest extent permitted under the Nevada Revised Statutes, Chapter 78: Private Corporations.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

See “—Indemnification Agreement” for details regarding our indemnification agreement with Series A Director.

Lease Agreement

We entered into a facility swap agreement with our CEO on August 20, 2008. Under the facility swap agreement, we agreed to swap all the benefits and costs associated with its office building with those of a warehouse and an office building owned by our CEO until July 31, 2019. On September 20, 2009, we and our CEO terminated the facility swap agreement and entered into a new rental agreement for the use of the warehouse and office building owned by our CEO. Under the new rental agreement, Anqing ZhongxiYao pays rent to our CEO at RMB 905,623 per year.

Subcontracting Fees

During 2010, 2009 and 2008, we incurred subcontracting fees of $0, $0  and $1,565,644, in respect of certain products produced by a related party in which our chairman had a beneficial interest.

Other Relationships and Related Transactions

There were no material transactions, or series of similar transactions, during our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive director or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Parties

As we increase the size of our board and hire independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related party transactions.” For the purposes of our policy only, a “related party transaction” will be defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) involving an amount that exceeds $120,000 in which we and any “related party” are participants. Transactions involving compensation for services provided to us as an employee, director, consultant or in any other similar capacity by a related person will not be covered by this policy. A “related party” will be defined as any executive officer, director or a holder of more than five percent (5%) of our shares of common stock, including the immediate family members of or any entity owned or controlled by such persons.

We anticipate that, when a transaction has been identified as a related party transaction, the policy will require management to present information regarding the proposed related party transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description, among other things, of the material facts of the transaction, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related party transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related party transactions, our board of directors will take into account the relevant available facts and circumstances of each circumstance including, but not limited to:

?

the risks, costs and benefits to us;

?

the effect of the transaction on the director’s independence in the event that the related person is a director, his or her immediate family member or an entity with which he or she is affiliated;

?

the terms of the transaction;

?

the availability of other sources for comparable services or products; and

?

the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to recuse himself or herself from deliberations with respect to and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

We have not had any promoters at any time during the past five (5) fiscal years.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

 During the year ended December 31, 2010, BDO Limited was engaged to audit our annual financial statements and review our quarterly financial statements.  BDO billed us $284,000 for this.  Also, BDO Limited was engaged to re-audit our financial statements for the years ended December 31, 2007, 2008 and 2009. BDO Limited billed us $284,000 for the re-audits and $40,000 for the audit of our financial statements for the year ended December 31, 2009 included in the Form 10-K/A.

Audit Related Fees

BDO Limited did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2010 and 2009.

Tax Fees

BDO Limited did not bill the Company any amounts for tax compliance, advice and planning for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

BDO Limited did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2010 and 2009

Audit Committee's Pre-approval Policies and Procedures

(5)

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits.

2.1

Share Exchange Agreement dated January 20, 2009, by and between Tiger Acquisitions, Inc., Rolling Rhine Holdings, Ltd., and the shareholders of Rolling Rhine Holdings, Ltd, incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.

3.1(i)	Articles of Incorporation filed with the State of Nevada on September 13, 2007, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.
3.1(ii)	Bylaws incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on May 1, 2008.
3.3	Amended and Restated Articles of Incorporation incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009
3.4	Amended and Restated Bylaws *
4.1	Certificate of Designations of Series A Preferred Stock incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009.
10.1	Series A Preferred Stock Purchase Agreement incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2009.
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

10.7

Executive Employment Agreement dated January 18, 2010, by and among the Company and Xuexiang AI, the Chief Executive Officer incorporated herein by reference from exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

10.8

Executive Employment Agreement dated January 18, 2010, by and among the Company and Tuck Wing Pang, the Chief Financial Officer incorporated herein by reference from exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

10.9

Service Agreement dated January 18, 2010, by and among the Company and Chi Kwong Wan, Chairman of the Board of Directors incorporated herein by reference from exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

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

Date:  April 15, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Xuexiang AI

Xuexiang Ai, Chief Executive Officer and Director

Date:  April 15, 2011

By:  /S/ Tuck Wing PANG

Tuck Wing Pang, Chief Financial Officer, Principal Accounting Officer, and Director

Date:  April 15, 2011

By:  /S/ Chi Kwong WAN

Chi Kwong WAN, Chairman

Date:  April 15, 2011

By:  /S/ Stanley LEUNG

Stanley LEUNG, Director

Date:

April 15, 2011