Form 10-Q
period 2011-03-31
SINOCOM PHARMACEUTICAL, INC.
filed 2011-05-20
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
+852 2191 3863
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

          [   ] Yes   [ X ] No

As of March 31, 2011 the Issuer had 71,416,660 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Sinocom Pharmaceutical, Inc. (the "Company" or the “Registrant"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Income (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6-7

Notes to Unaudited Financial Statements	8-17

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010

Current Assets
Cash and cash equivalents	$25,649,704	$24,783,238
Accounts receivable	46,110,223	41,322,702
Inventories	3,005,470	2,032,008
Trade deposits	5,298,843	4,998,251
Prepaid expenses and other receivables	955,159	998,321
Total Current Assets	81,019,399	74,134,520

Land use right	3,035,032	2,925,589
Prepaid lease	3,586,327	3,557,069
Deposit for construction	2,977,736	2,856,775
Property and equipment, net	840,444	704,888
Total Assets	$91,458,938	$84,178,841

Liability and Stockholders' Equity
Current Liabilities
Accounts payable	$15,436,866	$14,089,178
Due to related parties	86,378	74,992
Accrued expenses and other payables	1,724,972	2,091,758
Income tax payable	2,200,333	3,032,920
Total Current Liabilities	19,448,549	19,288,848

Stockholders' Equity
Common stock, par value $.001; 150,000,000 shares authorized;	71,417	71,417
71,416,660 shares issued and outstanding
Preferred stock, par value $.001; 20,000,000 shares authorized;	15,847	15,847
15,847,099 shares issued and outstanding
Additional paid in capital	15,112,290	15,112,290
Statutory reserves	5,677,041	5,677,041
Other comprehensive income	7,362,391	6,329,825
Retained earnings	43,771,403	37,683,573
Total Stockholders' Equity	72,010,389	64,889,993
Total Liabilities and Stockholders' Equity	$91,458,938	$84,178,841
The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the Three Months Ended
	March 31, 2011	March 31, 2010
Sales, net	$30,212,921	$24,896,351

Cost of sales	20,380,092	16,169,013
Gross profit	9,832,829	8,727,338

Selling expenses	882,310	775,637
General and administrative expenses	411,004	388,253
Income from operations	8,539,515	7,563,448

Other income (expense)
Non-operating income (expense), net	90,281	69,047
Interest income	19,244	6,187
Total other income (expense)	109,525	75,234
Income before income taxes	8,649,040	7,638,682

Provision for income taxes	2,191,346	2,075,225
Net income	$6,457,694	$5,563,457
Dividend on Series A preferred stock	(369,863)	(184,932)
Net income available to common shareholders	$6,087,831	$5,378,525

Net income per share of common stock
Basic	$0.09	$0.08
Diluted	$0.07	$0.06

Weighted average shares of common stock outstanding
Basic	71,416,660	71,416,660
Diluted	87,263,759	87,263,759

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,457,694	$5,563,457
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	167,109	154,966
Loss on disposal of property and equipment	-	3,161

(Increase) / decrease in current assets:
Accounts receivables	(4,787,521)	2,845,335
Inventories	(973,462)	(295,685)
Trade deposits	(300,592)	(4,834,541)
Prepaid expense and other receivables	43,162	36,436
Increase / (decrease) in current liabilities:
Accounts payable	1,347,688	(4,079,399)
Accrued expenses and other payables	(736,640)	(678,369)
Due to related parties	11,386	117,838
Income taxes payable	(832,587)	(145,103)
Total Adjustments	(6,061,466)	(6,875,361)
Net cash provided/(used) by operating activities	396,220	(1,311,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,707)	(83,144)
Payment to acquire land use right	-	(2,985,905)
Prepaid lease	-	(2,689,091)
Deposit paid for construction	-	(2,856,775)
Net cash used by investing activities	(1,707)	(8,614,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock
Issuance cost of preferred stock paid	-	(377,135)
Preferred stock dividend paid	-	(184,932)
Net cash used by financing activities	-	(562,067)

Effect of exchange rate changes on cash and cash equivalents	471,945	18,700
Net change in cash and cash equivalents	866,466	(10,470,186)
Cash and cash equivalents, beginning balance	24,783,238	34,363,124
Cash and cash equivalents, ending balance	$25,649,704	$23,892,938
SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:
Income tax	3,023,933	2,220,328

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

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2010 Annual Report on Form 10-K filed on April 15, 2011.

Note 3 - SEGMENT REPORTING

The Company operates in one segment, which consists of distribution of pharmaceuticals, processed herbs, medical supplies and raw herbs.  The Company sells their products solely in the PRC, and all of its long-lived assets are physically located in the PRC.

The following table sets forth a breakdown of our net sales by product categories for the periods.

	For the Three Months ended
	March 31, 2011	March 31, 2010

TCM pharmaceuticals	$6,015,344	$4,810,221
TCM processed herbs	4,017,795	3,091,239
Western pharmaceuticals	11,516,188	8,646,261
Medical supplies	1,065,310	861,620
TCM raw herbs	7,598,284	7,487,010
Total	$30,212,921	$24,896,351

Note 4 – EARNINGS PER SHARE

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Earnings per share – Basic
Income for the period	$6,087,831	$5,378,525
Weighted average shares of common stock	71,416,660	71,416,660

Basic earnings per share	0.09	0.08

Earnings per share – Diluted
Income for the period	$6,087,831	$5,378,525
Dividend on Series A preferred stock	369,863	184,932
	6,457,694	5,563,457

Weighted average shares of common stock	71,416,660	71,416,660
Diluted effect from Series A preferred stock	15,847,099	15,847,099
Weighted average shares of common stock and potential shares	87,263,759	87,263,759

Diluted earnings per share	0.07	0.06

Note 5 - INVENTORIES

The inventories consisted of the following:

	As of March 31, 2011	As of December 31, 2010

Finished goods	$3,005,470	$2,032,008

Note 6 - DEPOSIT FOR CONSTRUCTION

The Company entered into an agreement with a developer and paid a deposit for the construction of a distribution center.  The construction is expected to commence in the fourth quarter of 2011.

Note 7 – TOTAL COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Net income	$6,087,831	$5,378,525
Foreign currency transaction adjustments	1,032,566	18,701
Total comprehensive income	7,120,397	5,397,226

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

Results of Operations

Results of Operation for Sinocom Pharmaceutical, Inc., for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

Net Sales

The following table sets forth a breakdown of our net sales by product categories for the periods indicated.

	For the Three Months Ended
	March 31, 2011		March 31, 2010		% Change in Net Sales
	$	% of Net Sales	$	% of Net Sales

Pharmaceutical distribution
TCM pharmaceuticals	6,015,344	19.9%	4,810,221	19.3%	25.1%
TCM processed herbs	4,017,795	13.3%	3,091,239	12.4%	30.0%
Western pharmaceuticals	11,516,188	38.1%	8,646,261	34.7%	33.2%
Medical supplies	1,065,310	3.5%	861,620	3.5%	23.6%

Subtotal sales, net	22,614,637	74.8%	17,409,341	69.9%	29.9%

TCM raw herb plantation management
TCM raw herbs	7,598,284	25.2%	7,487,010	30.1%	1.5%

Total sales, net	30,212,921	100.0%	24,896,351	100.0%	21.4%

Net sales increased by 21.4% to $30.2 million for the three months ended March 31, 2011 from $24.9 million for the three months ended March 31, 2010. The increase in net sales was primarily attributable to higher revenue from the distribution sales of pharmaceutical products.

Net sales from the distribution of pharmaceutical products increased by 29.9% to $22.6 million for the three months ended March 31, 2011 from $17.4 million for the three months ended March 31, 2010, primarily due to the expansion of our existing distribution network, an increase in the number of customers to approximately 3,366 as at March 31, 2011 from approximately 2,882 as at March 31, 2010 and to a lesser extent, an increase in the number of products distributed to approximately 5,113 as at March 31, 2011 from approximately 4,768 as at March 31, 2010.

Net sales from our TCM raw herb plantation management increased by 1.5% to $7.6 million for the three months ended March 31, 2011 from $7.5 million for the three months ended March 31, 2010. There was a little change on revenue of TCM raw herb.

Cost of Sales

Cost of sales increased by 26.0% to $20.4 million for the three months ended March 31, 2011 from $16.2 million for the three months ended March 31, 2010. This increase was primarily due to the increase in our net sales driven by the increase in the volume of products sold.

Gross Profit and Gross Profit Margin

The following table sets forth the breakdown of our gross profits and gross profit margins by product categories for the periods indicated.

	For the Three Months Ended
	March 31, 2011		March 31, 2010		% Change in Gross Profit
	$	Gross Profit Margin %	$	Gross Profit Margin %

Pharmaceutical distribution
TCM pharmaceuticals	1,323,936	22.0%	971,210	20.2%	36.3%
TCM processed herbs	1,712,838	42.6%	1,285,941	41.6%	33.2%
Western pharmaceuticals	2,565,609	22.3%	1,795,271	20.8%	42.9%
Medical supplies	249,617	23.4%	198,551	23.0%	25.7%

Subtotal gross profit	5,852,000	25.9%	4,250,973	24.4%	37.7%

TCM raw herb plantation management
TCM raw herbs	3,980,829	52.4%	4,476,365	59.8%	-11.1%

Total gross profit	9,832,829	32.5%	8,727,338	35.1%	12.7%

Overall gross profit for the three months ended March 31, 2011 was $9.8 million, which represents an increase of 12.7%, from $8.7 million for the three months ended March 31, 2010. The increase in gross profit was primarily attributable to an increase in net sales of Western pharmaceuticals, TCM pharmaceuticals and TCM processed herbs. Overall gross profit margin was 32.5% and 35.1% for the three months ended March 31, 2011 and 2010, respectively. This change was attributable to the decrease in the proportions of net sales of TCM raw herbs which have a higher average gross profit margin.

Gross profit for the distribution of pharmaceutical products increased by 37.7% to $5.9 million for the three months ended March 31, 2011 from $4.3 million for the three months ended March 31, 2010, primarily due to higher sales volume. The gross profit margin of the distribution of pharmaceutical products was 25.9% and 24.4% for the three months ended March 31, 2011 and 2010, respectively.

Gross profit for TCM raw herb plantation management decreased by 11.1% to $4 million for the three months ended March 31, 2011 from $4.5 million for the three months ended March 31, 2010, primarily due to lower sales volume of the higher margin product, Gegen. The gross profit margin of the TCM raw herbs decreased to 52.4% for the three months ended March 31, 2011 from 59.8% for the three months ended March 31, 2010 as a result of different sales mix.

Selling Expenses

Selling expenses were $0.9 million for the three months ended March 31, 2011 as compared to $0.8 million for the three months ended March 31, 2010. The increase of 13.8%, was primarily attributable to the increase in the rates and the amounts of sales commission a result of increase in net sales.

General and Administrative Expenses

General and administrative expenses were $0.4 million for the three months ended March 31, 2011 as compared to $0.3 million for the three months ended March 31, 2010. The increase of $22,751, by 5.9% was mainly due to an increase in sales incentive and salaries.

Income from Operations

As a result of the foregoing, income from operations increased by 12.9% to $8.5 million for the three months ended March 31, 2011 from $7.6 million for the three months ended March 31, 2010.

Total Other Income (expense)

Total other income was $0.1 million for the three months ended March 31, 2011 and total other income was $75,234 for the three months ended March 31, 2010. This changes was mainly due to the increase in the non-operating income as a result of our receipt of rental income of $92,009 derived from leasing our old office premise to a third party.

Provision for Income Taxes

Provision for income taxes increased by 5.6% to $2.2 million for the three months ended March 31, 2011 from $2.1 million for the three months ended March 31, 2010, mainly due to the increase in net sales. Our effective tax rate remained relatively steady at 25.3% for the three months ended March 31, 2011 and 27.2% for the three months ended March 31, 2010.

Net Income

As a result of the foregoing, our net income increased by 16.1% to $6.5 million for the three months ended March 31, 2011 from $5.6 million for the three months ended March 31, 2010.

Dividend on Series A Preferred Stock

Pursuant to the Purchase Agreement, holders of Series A preferred stock are entitled to receive cash dividends, which accrued at the rate of 5% per annum for the 12 month period following the issue date, December 3, 2009, and accrue at the rate of 10% per annum for each 12 month period thereafter.  We paid Nil and $184,932 in dividends to holders of Series A preferred stocks for the three months ended March 31, 2011 and 2010, respectively.

Net Income Available to Common Stockholders

As a result of the foregoing, our net income available to common stockholders increased by 13.2% to $6.1 million for the three months ended March 31, 2011 from $5.4 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net cash provided by/(used) in operating activities	$396,228	$(1,311,904)
Net cash provided by/(used) in investing activities	(1,707)	(8,614,915)
Net cash provided by/(used) in financing activities	-	(562,067)
Effect of exchange rate changes on cash and cash equivalents	471,945	18,700
Net change in cash and cash equivalents	866,466	(10,470,186)
Cash and cash equivalents, beginning balance	24,783,238	34,363,124
Cash and cash equivalents, ending balance	$25,649,704	$23,892,938

For the three months ended March 31, 2011, we financed our operations and capital investments mainly through our cash flows from operations. As of March 31, 2011, we had $25.6 million in cash and cash equivalents. Our cash and cash equivalents include cash in hand and cash in time deposits and certificates of deposit with original maturities within three months.

We may need additional cash resources in the future if we find and wish to pursue other opportunities for investment, acquisition, strategic cooperation and similar actions.

Operating Activities

Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2011, which was derived from a net income of $6.5 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in the balances of operating assets and liabilities. The adjustments relating to non-cash items and changes in the balances of operating assets and liabilities, a net of $6.1 million, primarily comprised of a $4.8 million increase in accounts receivable are primarily due to the increase in the amount of net sales, a $1 million increase in inventory primarily due to increased products purchased associated with increased sales order, a $1.3 million increase in accounts payable primarily due to increased supply procurement associated with increased sales, and a $0.7 million decrease in accrued expenses and other payables due to payment to bonus accrued.

Net cash provided by operating activities was negative $1.3 million for the three months ended March 31, 2010, which was derived from a net income of $5.6 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in the balances of operating assets and liabilities. The adjustments relating to non-cash items and changes in the balances of operating assets and liabilities, a net of $6.9 million, primarily comprised of a $2.8 million decrease in accounts receivable primarily due to a good collection from the customers, a $4.8 million increase in trade deposit mainly due to the increased deposits associated with exclusive pharmaceutical procurement, a $4.1 million decrease in accounts payable mainly due to earlier payment to distribution suppliers made in order to secure better terms, and a $0.7 million decrease in accrued expenses and other payables due to payment to bonus accrued .

Investing Activities

Net cash used by investing activities was $1,707 and $8.6 million for the three months ended March 31, 2011 and 2010, respectively. The $8.6 million for the three months ended March 31, 2010, was primarily attributable to $2.7 million lease prepayments in connection with our TCM raw herb supplies, $3.0 million paid in connection with the acquisition of land use rights for our new warehouse facilities and $2.9 million construction deposits in connection with our new warehouse facilities.

Financing Activities

Net cash used in financing activities was $nil for the three months ended March 31, 2011 as compared to net cash used by financing activities of $0.5 million for the three months ended March 31, 2010. The net cash of $0.5 million used in financing activities for the three months ended March 31, 2010 was attributable to (i) the issuance costs of Series A preferred stock of $0.4 million and (ii) dividends of $0.2 million paid to holders of our preferred stock.

Capital Expenditures

For the three months ended March 31, 2011 and 2010 our capital expenditures totaled $1,707 and $5.9 million respectively. Our capital expenditure for the three months ended March 31, 2011 was primarily attributable to the purchase of property and equipment. Our capital expenditures for the three months ended March 31, 2010 were primarily attributable to the purchase of property and equipment.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. We have adopted the new standard as required in January 2011 and have had no material impact on the financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in the Company’s market risk components since December 31, 2010. For a discussion of our market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report on Form 10-K.

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The Company is updating the risk factors set forth under Part I, Item 1A, “Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2010, by adding the following risk factor related to dividend payments made by its PRC subsidiary in 2007 and 2008.

Dividend payments made by our PRC subsidiary in 2007 and 2008 may not have complied with SAFE regulations and might subject us to liability and penalties that could materially and adversely affect our results of operation and financial condition.

Under SAFE regulations, dividend distributions to an offshore shareholder cannot be made to an onshore entity or any domestic resident, unless the relevant SAFE permit has been obtained. In 2007 and 2008, without a SAFE permit, our PRC subsidiary distributed to its then shareholder Full King, a British Virgin Islands company, dividends in the amount of RMB5 million and RMB336 million ($0.7 million and $47.6 million as recorded in our financial statements using the U.S. dollar as reporting currency), respectively, by paying three domestic individuals and an onshore entity that received such dividends on its behalf. Failure to comply with these SAFE regulations may result in liability and penalties to us, including, among others, for evasion of applicable PRC foreign exchange restrictions. We cannot assure you that the penalties would not be a substantial amount or that they would not have a material and adverse effect on our business, financial condition or results of operations.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION.

None

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

SINOCOM PHARMACEUTICAL, INC.

By:

XueXiang Ai, Chief Executive Officer

Date:  May 20, 2011

By:     Tuck Wing Pang, Chief Financial Officer

Date:  May 20, 2011