Form 10-Q
period 2011-06-30
SINOCOM PHARMACEUTICAL, INC.
filed 2011-08-15
CIK 1434017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [   ] Yes   [ X ] No

As of June 30, 2011 the Issuer had 71,416,660 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

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

SINOCOM PHARMACEUTICAL, INC

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2011

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010

Current Assets
Cash and cash equivalents	$37,696,276	$24,783,238
Accounts receivable	38,322,125	41,322,702
Inventories	2,452,766	2,032,008
Trade deposits	5,368,666	4,998,251
Prepaid expenses and other receivables	1,005,684	998,321
Total Current Assets	84,845,517	74,134,520

Land use right	3,059,256	2,925,589
Prepaid lease	3,503,289	3,557,069
Deposit for construction	3,016,974	2,856,775
Property and equipment, net	828,412	704,888
Total Assets	$95,253,448	$84,178,841

Liability and Stockholders' Equity
Current Liabilities
Accounts payable	$15,940,165	$14,089,178
Due to a related party	87,132	74,992
Accrued expenses and other payables	1,744,764	2,091,758
Income tax payable	1,107,044	3,032,920
Total Current Liabilities	18,879,105	19,288,848

Stockholders' Equity
Common stock, par value $.001; 150,000,000 shares authorized;	71,417	71,417
71,416,660 shares issued and outstanding
Preferred stock, par value $.001; 20,000,000 shares authorized;	15,847	15,847
15,847,099 shares issued and outstanding
Additional paid in capital	15,112,290	15,112,290
Statutory reserves	5,677,041	5,677,041
Other comprehensive income	8,304,045	6,329,825
Retained earnings	47,193,703	37,683,573
Total Stockholders' Equity	76,374,343	64,889,993
Total Liabilities and Stockholders' Equity	$95,253,448	$84,178,841
The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Sales, net	$55,785,495	$44,254,101

Cost of sales	39,521,303	30,602,816
Gross profit	16,264,192	13,651,285

Selling expenses	1,819,431	1,647,012
General and administrative expenses	838,826	699,103
Income from operations	13,605,935	11,305,170

Other income (expense)
Non-operating income (expense), net	84,847	73,612
Interest income	57,373	27,246
Total other income (expense)	142,220	100,858
Income before income taxes	13,748,155	11,406,028

Provision for income taxes	3,494,188	3,047,035
Net income	$10,253,967	$8,358,993
Dividend on Series A preferred stock	(743,836)	(371,918)
Net income available to common shareholders	$9,510,131	$7,987,075

Net income per share of common stock
Basic	$0.13	$0.11
Diluted	$0.12	$0.10

Weighted average shares of common stock outstanding
Basic	71,416,660	71,416,660
Diluted	87,263,759	87,263,759

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Sales, net	$25,572,574	$19,357,750

Cost of sales	19,141,211	14,433,803
Gross profit	6,431,363	4,923,947

Selling expenses	937,121	871,373
General and administrative expenses	427,822	310,852
Income from operations	5,066,420	3,741,722

Other income (expense)
Non-operating income (expense), net	(5,434)	4,567
Interest income	38,129	21,058
Total other income (expense)	32,695	25,625
Income before income taxes	5,099,115	3,767,347

Provision for income taxes	1,302,842	971,810
Net income	$3,796,273	$2,795,537
Dividend on Series A preferred stock	(373,973)	(186,986)
Net income available to common shareholders	$3,422,300	$2,608,551

Net income per share of common stock
Basic	$0.05	$0.04
Diluted	$0.04	$0.03

Weighted average shares of common stock outstanding
Basic	71,416,660	71,416,660
Diluted	87,263,759	87,263,759

The accompanying notes are an integral part of these consolidated financial statements

SINOCOM PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,253,967	$8,358,993
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	336,141	312,894
Loss on disposal of property and equipment	-	3,713

(Increase) / decrease in current assets:
Accounts receivables	3,000,577	4,941,113
Inventories	(420,758)	12,307
Trade deposits	(370,415)	(4,846,811)
Prepaid expense and other receivables	(7,363)	(373,778)
Increase / (decrease) in current liabilities:
Accounts payable	1,850,987	(7,787,249)
Accrued expenses and other payables	(720,965)	(282,963)
Due to related parties	12,140	117,987
Income taxes payable	(1,925,876)	(1,249,544)
Total Adjustments	1,754,468	(9,152,331)
Net cash provided/(used) by operating activities	12,008,435	(793,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,422)	(152,600)
Payment to acquire land use right	-	(2,985,905)
Prepaid lease	-	(2,689,091)
Deposit paid for construction	-	(2,856,775)
Net cash used by investing activities	(2,422)	(8,684,371)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance cost of preferred stock paid	-	(378,157)
Preferred stock dividend paid	(369,863)	(184,932)
Net cash used by financing activities	(369,863)	(563,089)

Effect of exchange rate changes on cash and cash Equivalents	1,276,888	106,427
Net change in cash and cash equivalents	12,913,038	(9,934,371)
Cash and cash equivalents, beginning balance	24,783,238	34,363,124
Cash and cash equivalents, ending balance	$37,696,276	$24,428,753
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	5,420,064	4,296,579

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Therefore, these financial statements included should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2010 Annual Report on Form 10-K filed on April 15, 2011.

The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of the Company as of and for the periods presented, have been included. Interim results are not necessarily indicative of the results to be expected for a full year.

The condensed consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements prepared in accordance with US GAAP require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.

Significant Accounting Policies

The significant accounting policies used in the preparation of the condensed consolidated financial statements are disclosed in note 2 of the Notes to the Consolidated Financial Statements within the Company's Form 10-K filed with the Securities and Exchange Commission on April 15, 2011. No additional significant accounting policies have been adopted during 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. This pronouncement is an authoritative guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. There are no changes to the components other are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company's year beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Note 3 - SEGMENT REPORTING

The Company operates in one segment, which consists of distribution of pharmaceuticals, processed herbs, medical supplies and raw herbs.  The Company sells their products solely in the PRC, and all of its long-lived assets are physically located in the PRC.

The following table sets forth a breakdown of our net sales by product categories for the periods.

	For the Six Months ended
	June 30, 2011	June 30, 2010

TCM pharmaceuticals	$13,284,721	$10,474,798
TCM processed herbs	8,271,203	6,931,946
Western pharmaceuticals	24,115,828	17,300,659
Medical supplies	2,425,380	1,724,053
TCM raw herbs	7,688,363	7,822,645
Total	$55,785,495	$44,254,101

	For the Three Months ended
	June 30, 2011	June 30, 2010

TCM pharmaceuticals	$7,269,377	$5,664,578
TCM processed herbs	4,253,408	3,840,707
Western pharmaceuticals	12,599,640	8,654,397
Medical supplies	1,360,069	862,433
TCM raw herbs	90,080	335,635
Total	$25,572,574	$19,357,750

Note 4 – EARNINGS PER SHARE

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Earnings per share – Basic
Income for the period	$9,510,131	$7,987,075
Weighted average shares of common stock	71,416,660	71,416,660

Basic earnings per share	0.13	0.11

Earnings per share – Diluted
Income for the period	$9,510,131	$7,987,075
Dividend on Series A preferred stock	743,836	371,918
	10,253,967	8,358,993

Weighted average shares of common stock	71,416,660	71,416,660
Diluted effect from Series A preferred stock	15,847,099	15,847,099
Weighted average shares of common stock and potential shares	87,263,759	87,263,759

Diluted earnings per share	0.12	0.10

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Earnings per share – Basic
Income for the period	$3,422,300	$2,608,551
Weighted average shares of common stock	71,416,660	71,416,660

Basic earnings per share	0.05	0.04

Earnings per share – Diluted
Income for the period	$3,422,300	$2,608,551
Dividend on Series A preferred stock	373,973	186,986
	3,796,273	2,795,537

Weighted average shares of common stock	71,416,660	71,416,660
Diluted effect from Series A preferred stock	15,847,099	15,847,099
Weighted average shares of common stock and potential shares	87,263,759	87,263,759

Diluted earnings per share	0.04	0.03

Note 5 - INVENTORIES

The inventories consisted of the following:

	As of June 30, 2011	As of December 31, 2010

Finished goods	$2,452,766	$2,032,008

Note 6 - DEPOSIT FOR CONSTRUCTION

The Company entered into an agreement with a developer and paid a deposit for the construction of a distribution center.  The construction is expected to commence in the fourth quarter of 2011. According to the agreement, total construction price was RMB65 million (approximate to $9,845,039) and the construction in progress was expected to be completed within 16 months after beginning of construction. The Company intends to finance the construction using cash generated from its operations, and the net proceeds of the fund-raising.

Note 7 - DUE TO RELATED PARTY

On September 20, 2009, the Company and its CEO entered into a rental agreement for the use of the warehouse and office building owned by the CEO. Under the rental agreement, a subsidiary of the Company pays rental to the CEO at RMB 905,623 per year.

Note 8 – TOTAL COMPREHENSIVE INCOME

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Net income	$10,253,967	$8,358,993
Foreign currency transaction adjustments	1,974,220	106,469
Total comprehensive income	12,228,187	8,465,462

	For the Three Months Ended
	June 30, 2011	June 30, 2010

Net income	$3,796,273	$2,795,537
Foreign currency transaction adjustments	941,655	87,768
Total comprehensive income	4,737,928	2,883,305

The Company’s functional currency is USD and its main operating subsidiary’s functional currency is Chinese Yuan (“RMB”). For financial reporting purposes, the consolidated financial statements of the Company have been translated into USD. All assets and liabilities are translated at the exchange rates at the balance sheet dates, stockholders’ equity were translated at the historical rates and statements of income and cash flow items were translated at the weighted average exchange rate for the year. Any translation adjustments are included in other comprehensive income, as a component of stockholders’ equity.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the

Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 107K for the year ended

December 31, 2010. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A,

“Risk Factors” for the year ended December 31, 2010.

Results of Operations

Results of Operation for Sinocom Pharmaceutical, Inc., for the Three and Six Months Ended June 30, 2011 and 2010.

Net Sales

The following table sets forth a breakdown of our net sales by product categories for the periods indicated.

	For the Three Months Ended
	June 30, 2011		June 30, 2010		% Change in Net Sales
	$	% of Net Sales	$	% of Net Sales

Pharmaceutical distribution
TCM pharmaceuticals	7,269,377	28.4%	5,664,578	29.3%	28.3%
TCM processed herbs	4,253,408	16.6%	3,840,707	19.8%	10.7%
Western pharmaceuticals	12,599,640	49.3%	8,654,397	44.7%	45.6%
Medical supplies	1,360,069	5.3%	862,433	4.5%	57.7%
Subtotal sales, net	25,482,494	99.6%	19,022,115	98.3%	34.0%

TCM raw herb plantation management
TCM raw herbs	90,080	0.4%	335,635	1.7%	-73.2%

Total sales, net	25,572,574	100.0%	19,357,750	100.0%	32.1%

	For the Six Months Ended
	June 30, 2011		June 30, 2010		% Change in Net Sales
	$	% of Net Sales	$	% of Net Sales

Pharmaceutical distribution
TCM pharmaceuticals	13,284,721	23.8%	10,474,798	23.7%	26.8%
TCM processed herbs	8,271,203	14.8%	6,931,946	15.7%	19.3%
Western pharmaceuticals	24,115,828	43.2%	17,300,659	39.1%	39.4%
Medical supplies	2,425,380	4.3%	1,724,053	3.9%	40.7%
Subtotal sales, net	48,097,132	86.2%	36,431,456	82.3%	32.0%

TCM raw herb plantation management
TCM raw herbs	7,688,363	13.8%	7,822,645	17.7%	-1.7%

Total sales, net	55,785,495	100.0%	44,254,101	100.0%	26.1%

Net sales increased by 32.1% to $25.6 million for the three months ended June 30, 2011 from $19.4 million for the three months ended June 30, 2010. The increase in net sales was primarily attributable to higher revenue from the distribution sales of pharmaceutical products. Net sales for the six months ended June 30, 2011 were $55.8 million, as compared to net sales of $44.3 million for the six months ended June 30.2010, an increase of about $11.5 million, or 26.1%.

Net sales from the distribution of pharmaceutical products increased by 34.0% to $25.5 million for the three months ended June 30, 2011 from $19.0 million for the three months ended June 30, 2010, primarily due to the increase in number of products distributed. There were 5,250 products distributed for the three months ended June 30, 2011, as compared to 4,819 products for the three months ended June 30, 2010. Net sales from the distribution of pharmaceutical products for the six months ended June 30, 2011 were $48.1 million, as compared to $36.4 million for the six months ended June 30.2010, an increase of about $11.7 million, or 32.0%.  The increase was primarily due to the increase in the number of customers and number of products distributed. For the six months ended June 30, 2011, there were 4,315 customers versus 3,991 customers for the six months ended June 30, 2010. There were 5,878 products distributed for the six months ended June 30, 2011, as compared to 5,333 products for the three months ended June 30, 2010.

Net sales from TCM raw herb plantation management decreased by 73.2% to $0.09 million for the three months ended June 30, 2011 from $0.34 million for the three months ended June 30, 2010. The decrease was because we only harvested figwort roots while the other herbs such as fuling, tianma, gegen and etc. are only due for harvest from September onwards. Net sales for the six months ended June 30, 2011 were $7.7 million, as compared to $7.8 million for the six months ended June 30, 2010, a decrease of $0.1 million, or 1.7%. The sales for the six months ended June 2011 were primarily from 2010 harvest; the harvest for 2011 is not due till September 2011.

Cost of Sales

Cost of sales increased by 32.6% to $19.1 million for the three months ended June 30, 2011 from $14.4 million for the three months ended June 30, 2010. The increase was primarily due to the increase in net sales driven by increase in volume of products sold. Cost of sales for the six months ended June 30, 2011 was $39.5 million, as compared to $30.6 million for the six months ended June 30, 2010, an increase of $8.9 million, or 29.1%.

Gross Profit and Gross Profit Margin

The following table sets forth the breakdown of our gross profits and gross profit margins by product categories for the periods indicated.

	For the Three Months Ended
	June 30, 2011		June 30, 2010		% Change in Gross Profit
	$	Gross Profit Margin %	$	Gross Profit Margin %

Pharmaceutical distribution
TCM pharmaceuticals	1,555,396	21.4%	1,175,505	20.8%	32.3%
TCM processed herbs	1,769,964	41.6%	1,579,187	41.1%	12.1%
Western pharmaceuticals	2,743,857	21.8%	1,821,881	21.1%	50.6%
Medical supplies	317,279	23.3%	204,561	23.7%	55.1%
Subtotal gross profit	6,386,496	25.1%	4,781,134	25.1%	33.6%

TCM raw herb plantation management
TCM raw herbs	44,867	49.8%	142,813	42.6%	-68.6%

Total gross profit	6,431,363	25.1%	4,923,947	25.4%	30.6%

	For the Six Months Ended
	June 30, 2011		June 30, 2010		% Change in Gross Profit
	$	Gross Profit Margin %	$	Gross Profit Margin %

Pharmaceutical distribution
TCM pharmaceuticals	2,879,293	21.7%	2,146,716	20.5%	34.1%
TCM processed herbs	3,482,774	42.1%	2,865,128	41.3%	21.6%
Western pharmaceuticals	5,309,465	22.0%	3,617,152	20.9%	46.8%
Medical supplies	566,881	23.4%	403,111	23.4%	40.6%
Subtotal gross profit	12,238,413	25.4%	9,032,107	24.8%	35.5%

TCM raw herb plantation management
TCM raw herbs	4,025,779	52.4%	4,619,178	59.0%	-12.8%

Total gross profit	16,264,192	29.2%	13,651,285	30.8%	19.1%

Overall gross profit for the three months ended June 30, 2011 was $6.4 million, which represents an increase of 30.6%, from $4.9 million for the three months ended June 30, 2010. The increase in gross profit was primarily attributable to an increase in net sales of Western pharmaceuticals, TCM pharmaceuticals and TCM processed herbs. Overall gross profit margin was 25.1% and 25.4% for the three months ended June 30, 2011 and 2010, respectively.

Gross profit for the distribution of pharmaceutical products increased by 33.6% to $6.4 million for the three months ended June 30, 2011 from $4.8 million for the three months ended June 30, 2010, primarily due to higher sales volume. The gross profit margin of the distribution of pharmaceutical products was 25.2% and 25.1% for the three months ended June 30, 2011 and 2010, respectively.

Gross profit for TCM raw herb plantation management decreased by 68.6% to $0.04 million for the three months ended June 30, 2011 from $0.14 million for the three months ended June 30, 2010, primarily due to lower sales volume because crop rotation effect. The gross profit margin of the TCM raw herbs was 49.8% and 42.6% for the three months ended June 30, 2011 and 2010, respectively.

Overall gross profit for the six months ended June 30, 2011 was $16.3 million, which represents an increase of 19.1%, from $13.7 million for the six months ended June 30, 2010. Overall gross profit margin was 29.2% and 30.8% for the six months ended June 30, 2011 and 2010, respectively.

Gross profit for the distribution of pharmaceutical products increased by 35.5% to $12.2 million for the six months ended June 30, 2011 from $9.0 million for the six months ended June 30, 2010, primarily due to higher sales volume. The gross profit margin of the distribution of pharmaceutical products was 25.4% and 24.8% for the six months ended June 30, 2011 and 2010, respectively.

Gross profit for TCM raw herb plantation management decreased by 12.8% to $4.0 million for the six months ended June 30, 2011 from $4.6 million for the six months ended June 30, 2010. The gross profit margin of the TCM raw herbs was 52.4% and 59.0% for the six months ended June 30, 2011 and 2010, respectively

Selling Expenses

Selling expenses were $937,121 for the three months ended June 30, 2011, as compared to $871,373 for the three months ended June 30, 2010. The increase of 7.5% was primarily attributable to the increase in the rates and the amounts of sales commission a result of increase in net sales. Selling expenses were $1.8 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase of 10.5% was primarily attributable to the increase in the rates and the amounts of sales commission a result of increase in net sales.

General and Administrative Expenses

General and administrative expenses were $427,822 for the three months ended June 30, 2011, as compared to $310,852 for the three months ended June 30, 2010. The increase of 37.6% was mainly due to an increase in sales incentive and salaries. General and administrative expenses were $838,826 and

$699,103 for the six months ended June 30, 2011 and 2010, respectively. The increase of 20.0% was mainly due to an increase in sales incentive and salaries.

Income from Operations

As a result of the foregoing, income from operations increased by 35.4% to $5.1 million for the three months ended June 30, 2011 from $3.7 million for the three months ended June 30, 2010. Income from operations increased by 20.4% to $13.6 million for the six months ended June 30, 2011 from $11.3 million for the six months ended June 30, 2010.

Total Other Income (expense)

Total other income was $32,695 and $25,625 for the three months ended June 30, 2011 and 2010, respectively. Total other income for the six months ended June 30, 2011 was $142,220, as compared to $100,858 for the six months ended June 30, 2010.

Provision for Income Taxes

Provision for income taxes increased by 34.1% to $1.3 million for the three months ended June 30, 2011 from $1 million for the three months ended June 30, 2010, mainly due to the increase in net sales. Provision for income taxes was $3.5 million for the six months ended June 30, 2011, as compared to $3.0 million for the six months ended June 30, 2010. The increase of  14.7% was mainly due to the increase in net sales.

Net Income

As a result of the foregoing, net income increased by 35.8% to $3.8 million for the three months ended June 30, 2011 from $2.8 million for the three months ended June 30, 2010. Net income increased by 22.7% for the six months ended June 30, 2011 was $10.3 million, as compared to $8.4 million for the six months ended June 30, 2010.

Dividend on Series A Preferred Stock

Pursuant to the Purchase Agreement, holders of Series A preferred stock are entitled to receive cash dividends, which accrued at the rate of 5% per annum for the 12 month period following the issue date, December 3, 2009, and accrue at the rate of 10% per annum for each 12 month period thereafter.  The dividend was $373,973 and $186,986 for the three months ended June 30, 2011 and 2010 respectively and was $743,836 and $371,918 for the six months ended June 30, 2011 and 2010, respectively.

Net Income Available to Common Stockholders

As a result of the foregoing, net income available to common stockholders increased by 31.2% to $3.4 million for the three months ended June 30, 2011 from $2.6 million for the three months ended June 30, 2010. Net income available to common stockholders increased by 19.1% for the six months ended June 30, 2011 was $9.5 million, as compared to $8.0 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Net cash provided by/(used) in operating activities	$12,008,435	$(793,338)
Net cash provided by/(used) in investing activities	(2,422)	(8,684,371)
Net cash provided by/(used) in financing activities	(369,863)	(563,089)
Effect of exchange rate changes on cash and cash equivalents	1,276,888	106,427
Net change in cash and cash equivalents	12,913,038	(9,934,371)
Cash and cash equivalents, beginning balance	24,783,238	34,363,124
Cash and cash equivalents, ending balance	$37,696,276	$24,428,753

For the six months ended June 30, 2011, we financed our operations and capital investments mainly through our cash flows from operations. As of June 30, 2011, we had $37.7 million in cash and cash equivalents. Our cash and cash equivalents include cash in hand and cash in time deposits and certificates of deposit with original maturities within three months.

We may need additional cash resources in the future if we find and wish to pursue other opportunities for investment, acquisition, strategic cooperation and similar actions.

Operating Activities

Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2011, which was derived from a net income of $10.3 million adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in the balances of operating assets and liabilities. The adjustments relating to non-cash items and changes in the balances of operating assets and liabilities, a net of $1.8 million, primarily comprised of a $3.0 million decrease in accounts receivable, a $0.4 million increase in inventories, a $0.4 million increase in trade deposits, a $1.9 million increase in accounts payable, a $0.7 million increase in accrued expenses and payable and a $1.9 million decrease in income taxes payable.

Net cash provided by operating activities was negative $0.8 million for the six months ended June 30, 2010, which was derived from a net income of $8.4 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in the balances of operating assets and liabilities. The adjustments relating to non-cash items and changes in the balances of operating assets and liabilities, a net of $9.0 million, primarily comprised of a $4.9 million decrease in accounts receivable primarily due to good collection from customers, a $4.8 million increase in trade deposits, a $7.8 million decrease in accounts payable mainly due to earlier payment to distribution suppliers made in order to secure better terms, and a $1.2 million decrease in income taxes payable.

Investing Activities

Net cash used by investing activities was $2,422 and $8.7 million for the six months ended June 30, 2011 and 2010, respectively. The $8.7 million for the six months ended June 30, 2010, was primarily attributable to $2.7 million lease prepayments in connection with our TCM raw herb supplies, $3.0 million paid in connection with the acquisition of land use rights for our new warehouse facilities and $2.9 million construction deposits in connection with our new warehouse facilities.

Financing Activities

Net cash used in financing activities was $369,863 for the six months ended June 30, 2011 as compared to net cash used by financing activities of $563,089 for the six months ended June, 2010. The net cash of $563,089 used in financing activities for the six months ended June 30, 2010 was attributable to (i) the issuance costs of Series A preferred stock of $378,157 and (ii) dividends of $184,932 paid to holders of preferred stock.

Capital Expenditures

For the six months ended June 30, 2011 and 2010, our capital expenditures totaled $2,422 and $6.0 million respectively. Our capital expenditure for the six months ended June 30, 2011 was primarily attributable to the purchase of property and equipment. Our capital expenditures for the six months ended June 30, 2010 were primarily attributable to the purchase of property and equipment.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. This pronouncement is an authoritative guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. There are no changes to the components other are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company's year beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of June 30,

2011, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management , including our principal executive officer and principal financial officer, or persons performing similar functions , as appropriate to allow timely decisions regarding required disclosure."

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of June 30,

2011, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management , including our principal executive officer and principal financial officer, or persons performing similar functions , as appropriate to allow timely decisions regarding required disclosure."

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

SINOCOM PHARMACEUTICAL, INC.

By:

XueXiang Ai, Chief Executive Officer

Date:  Aug 15, 2011

By:     Tuck Wing Pang, Chief Financial Officer

Date:  Aug 15, 2011